Form 10QSB
period 1996-03-31
AEGIS CONSUMER FUNDING GROUP INC
filed 1996-05-15
CIK 932278

United States
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1996

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                     Commission File Number 0-25714

                   THE AEGIS CONSUMER FUNDING GROUP, INC.
  (Exact name of small business issuer as specified in its charter)


           DELAWARE                                         22-3008867
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)


525 Washington Blvd., 29th Floor, Jersey City, NJ                07310
(Address of principal executive offices)                       (Zip Code)

         (201) 418-7300                      FAX (201)418-7393
            (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X  .  No          .

As of May 6, 1996, 14,944,258 shares of the issuer's common stock were outstanding.

                         THE AEGIS CONSUMER FUNDING GROUP, INC.
                                  FORM 10-QSB
                                     INDEX



                                                                        Page
PART I.   FINANCIAL INFORMATION                                          No.
Item 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Unaudited):
          Consolidated Condensed Statements of Financial Condition -
            March 31, 1996 and June 30, 1995. . . . . . . . . ..          3

         Consolidated Condensed  Statements of Income - three
           and nine months ended March 31, 1996 and 1995 . . . . .        4

         Consolidated Condensed Statement of Cash Flows -nine
           months ended March 31, 1996 and 1995. . . . . . . ....         5

          Notes to Consolidated Condensed Financial Statements ...        6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION. . . . . . . . . . . . . .                  7

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . .                     15
Item 2.   Changes in Securities. . . . . . . . . . .                     15
Item 3.   Defaults upon Senior Securities. . . . . .                     15
Item 4.   Submission of Matters to a Vote of Security Holders.     .     15
Item 5.   Other information. . . . . . . . . . . . .                     15
Item 6.   Exhibits and Reports on Form 8-K . . . . .                     16

SIGNATURES . . . . . . . . . . . . . . . . . . . . .                     17
EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . .                     16

PART I.             FINANCIAL INFORMATION:
Item 1.  Consolidated Condensed Statements


                       THE AEGIS CONSUMER FUNDING GROUP, INC.
             Consolidated Condensed Statements of Financial Condition
                                   (unaudited)

                                     ASSETS
                                              March 31,          June 30,
                                                 1996             1995
                                              -----------     ------------
Cash and cash equivalents                     $ 5,782,492     $5,970,571
Automobile finance receivables, net            46,668,234     39,783,558
Retained interests in securitized receivables  57,910,123     23,985,222
Note receivable from sale of loans                      -      7,651,985
Note receivable from related party, net                 -        600,000
Other assets                                    3,975,100      6,745,611
                                             ------------     ----------
                                             $114,335,949    $84,736,947
                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse credit facilities                   $39,946,386    $48,162,271
Notes payable                                  23,704,730     12,956,123
Accounts payable and accrued expenses          13,339,536      6,115,756
Income taxes payable                            6,692,116      1,805,477
                                               ----------    -----------
 Total liabilities                             83,682,768     69,039,627
                                              -----------    -----------
Stockholders' equity:
 Common stock, $.01 par value
  30,000,000 shares authorized;
  14,776,844 shares issued and outstanding        147,768       147,768
 Preferred stock Series C, $.10 par value,
  1,100 shares authorized;
  920 shares issued and outstanding                    92             -
Paid in capital                                21,635,809    13,030,222
Other transactions with stockholders                    -      (100,000)
Retained earnings, since date of
 recapitalization (March 1,1992)                8,869,512     2,619,330
                                             ------------   -----------
 Total stockholders' equity                    30,653,181    15,697,320
                                             ------------   -----------
                                             $114,335,949   $84,736,947
                                             ============   ===========

                           See accompanying notes

                 THE AEGIS CONSUMER FUNDING GROUP, INC.
               Consolidated Condensed Statements ofIncome
                                (unaudited)

                                    Three months ended     Nine months ended
                                          March 31,            March 31,
                                       1996       1995       1996       1995
                                   ----------  ---------   --------   --------
Revenues:
Fees and commissions earned           $24,936    $82,316   $166,483   $685,230
Fees and commissions -related party         -          -          -    275,000
Gains from securitization
 transactions                       9,658,639  1,983,824  21,605,316  4,324,896
Interest income                     3,339,173  1,477,572   9,739,614  4,287,571
Other income                           41,528    218,542     116,434    329,196
                                   ----------  ---------  ----------  ---------
                                   13,064,276  3,762,254  31,627,847  9,901,893
                                   ----------  ---------  ----------  ---------
Operating expenses:
Salaries and other employee costs   2,510,045    824,011   5,841,650  2,610,489
Provision for credit losses         1,382,578     38,000   2,505,628    175,106
Interest expense                    2,722,981  1,145,967   7,306,368  2,760,445
Interest paid to related parties            -    118,044           -    232,880
Other expenses                      1,931,751  1,035,616   4,582,440  2,844,662
                                   ----------  ---------   ---------  ---------
                                    8,547,355  3,161,638  20,236,086  8,623,582
                                   ----------  ---------  ----------  ---------
Net income before income taxes      4,516,921    600,616  11,391,761  1,278,311
Income taxes                        1,987,500    294,908   5,012,400    620,424
                                   ----------  ---------  ----------  ---------
 Net income                        $2,529,421   $305,708  $6,379,361   $657,887
                                   ==========   ========  ==========   ========
Net income available to common
 stockholders                      $2,400,242   $245,232  $6,250,182   $472,424
                                   ==========   ========  ===========  ========
Primary Earnings Per Share:
  HISTORICAL BASIS
    Net income available           $2,529,421        N/A  $6,379,361        N/A
                                   ==========        ===  ==========        ===
    Net income per common and
      common equivalent share           $0.17        N/A       $0.45        N/A
                                   ==========        ===  ==========        ===
    Weighted average common and
      common equivalent shares     14,941,987        N/A  14,136,732        N/A
                                   ==========        ===  ==========        ===
  PRO FORMA BASIS
    Pro forma net income (1)              N/A   $389,341         N/A   $946,413
                                          ===  =========         ===   ========
    Pro forma net income per
      common and common
      equivalent share (1)                N/A      $0.03         N/A      $0.07
                                          ===  =========         ===      =====
    Pro forma weighted average
      common and common equivalent
      shares (1)                          N/A 13,852,224         N/A 13,856,224
                                          === ==========         === ==========
Fully Diluted Earnings Per Share:
  HISTORICAL BASIS
    Net income available           $2,529,421        N/A  $6,379,361        N/A
                                   ==========        ===  ==========        ===
    Net income per common and
      common equivalent share           $0.16        N/A       $0.42        N/A
                                        =====        === ===========        ===
    Weighted average common and
    common equivalent shares       16,021,822        N/A  15,215,040        N/A
                                   ==========        ===  ==========        ===


(1) Amounts reflect pro-forma adjustments in connection with the Company's Initial Public Offering on April 6, 1995 for (i) the redemption of approximately $2.5 million of the Company's outstanding preferred stock and dividends paid of $60,477 and $185,463, respectively (ii) the termination of a consulting agreement providing for consulting fees of $59,000 and $115,000, net of taxes, respectively and (iii) the repayment of approximately $2.1 million of indebtedness under the Company's revolving credit facility and related interest expense of $25,000 and $173,000, net of taxes, respectively.

                          See accompanying notes.

                   THE AEGIS CONSUMER FUNDING GROUP, INC.
               Consolidated Condensed Statements of Cash Flows
                                (unaudited)
                                                    Nine months ended March 31,
                                                    ---------------------------
                                                          1996           1995
                                                          ----           ----
Cash flows from operating activities:
Net income                                            $6,379,361      $657,887
Adjustments to reconcile net income to net
cash used in operating activities:
   Amortization and depreciation expense                 589,542       279,873
   Provision for credit losses                         2,505,627       175,106
   Valuation allowance on retained interests
     in securitized receivables                        4,000,000             -
   Valuation allowance on note receivable
     from related party                                  600,000             -
   Unrealized gains on securitization
     transactions                                    (37,781,125)  (11,019,858)
   Increase in automobile finance receivables         (9,390,304)  (25,468,103)
   Decrease (increase) in note receivable              7,651,985       (91,351)
   Decrease (increase) in other assets                 2,760,300    (2,487,706)
   Increase in accounts payable and
     accrued expenses                                  7,196,876     3,727,219
   Increase (decrease) in income taxes payable         4,886,639      (240,312)
                                                     -----------   ------------
   Net cash used in operating activities             (10,601,099)  (34,467,245)
                                                     ------------  ------------
Cash flows from investing activities:
   Distributions from retained interests
     in securitized receivables                        2,191,786       945,561
   Additional Payments for securitized
     receivable trusts                                (2,335,562)            -
   Purchases of fixed assets                            (452,428)     (557,100)
                                                     ------------  ------------
   Net cash (used in) provided by
     investing activities                               (596,204)      388,461
                                                     ------------  ------------
Cash flows from financing activities:
   Proceeds from borrowing under warehouse
     credit facilities                               272,589,438    96,180,437
   Repayment of borrowing under warehouse
     credit facilities                              (280,805,322)  (73,936,871)
   Proceeds from borrowing under notes payable        21,556,398    11,221,420
   Repayment of borrowing under notes payable        (10,807,790)   (1,916,197)
   Proceeds from issuance of preferred stock, net      8,464,000            -
   Dividends paid                                              -      (124,985)
   Issuance of stock warrants                             12,500             -
   Proceeds from borrowing under revolving
     credit facility                                           -     5,273,006
   Repayment of borrowing under revolving
     credit facility                                           -    (2,047,442)
                                                    ------------  -------------
   Net cash provided by financing activities          11,009,224    34,649,368
                                                    ------------  -------------
Net (decrease) increase in cash and cash equivalents    (188,079)      570,584
Cash and cash equivalents, beginning of period         5,970,571       981,326
                                                    ------------  -------------
Cash and cash equivalents, end of period              $5,782,492    $1,551,910
                                                    ============  =============
Supplemental disclosures of cash flow information:
Cash paid during the period
   Interest                                           $7,564,275    $2,515,977
                                                      ==========    ==========
   Income taxes                                        $ 135,927       $22,803
                                                      ==========    ==========
                            See accompanying notes.

                      THE AEGIS CONSUMER FUNDING GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to interim accounting disclosure rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally
accepted accounting principles have been condensed or omitted.   The
organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's 10-KSB filing for the fiscal year ended June 30, 1995.
This quarterly report should be read in conjunction with such annual 10-KSB filing.

NOTES PAYABLE
During the three months ended March 31, 1996, the Company entered into an additional Loan and Security Agreement (the "Financing Agreement") with its warehouse credit facility lender, whereby, as borrower, the Company may borrow up to $5,000,000 under the Financing Agreement. During the three months ended March 31, 1996, the Company borrowed $2,265,633 under the Financing Agreement. As of March 31, 1996, the Company had notes payable aggregating $23,704,730 and related interest payable of $83,897 under the Financing Agreement and similar financing agreements. The notes bear interest at 12% per annum and are secured by certain of the Company's retained interests in securitized receivables with carrying values aggregating approximately $43.4 million at March 31, 1996, which approximates their fair value.

COMMITMENT
In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile loans to be resold as asset-backed securities through a Master Trust Agreement (the "Agreement"). During the nine month period ended March 31, 1996, the Company sold approximately $53.5 million automobile receivables into this facility. The Agreement requires the Company to directly sell between $8.0 million and $15.0 million per month for a fifteen month funding period, subsequent to the initial funding date. As of March 31, 1996, the Company had a remaining commitment of approximately
$121.5 million.

CAPITAL STOCK
In February, 1996 the Company issued $9,200,000 of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act of 1933. The Preferred Stock is convertible into Common Stock of the Company at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8% annual dividend payable in Common Stock at the time of conversion. The Preferred Stock is automatically converted into Common Stock on the third anniversary of its issuance. For purposes of computing earnings per share, the Preferred Stock is deemed to be a common stock equivalent, and as such is included in the weighted average common and common equivalent shares outstanding. The Company also issued warrants to the placement agent to purchase 114,553 shares of Common Stock of the Company at a price of $6.425 per share, which expire five years from their issuance date.

CONTINGENCIES
On April 28, 1996, a complaint was filed against the Company in the United States District Court for the Southern District of New York alleging that the complainant was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities in March 1996. The complaint seeks damages of $4.6 million plus interest and punitive damages of at least $460 thousand, together with costs, attorney's fees and such other relief as the court deems appropriate. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the matter vigorously.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to theses actions will not materially affect the results of operations, cash flows or financial position of the Company.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations ofthe Company relates to the nine and three month periods ended March 31, 1996 and 1995 and should be read in conjunction with the Company's Consolidated CondensedFinancial Statements and Notes thereto included elsewhere in this quarterly report. The unaudited results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview
In the nine months ended March 31, 1996, the Company's revenues were derived primarily from securitization of sub-prime automobile finance receivables and interest income earned on its automobile finance receivables while in the warehouse period. Upon a securitization of receivables, the Company recognizes the sale of such receivables and records a gain or loss in an amount which takes into account the cash flows expected to be received as a result of its retained interest, net of purchase discounts and other deferred acquisition costs. The Company values each retained interest by calculating the net present value of its expected residual cash distributions from the securitization trust. The calculation of the gain or loss and of the value of the retained interest arising from the securitizations embody prepayment, elinquency, default, recovery and interest rate assumptions that the Company believes are reasonable and consistent with assumptions that other market participants would use for similar financial instruments, and are discounted assuming an interest rate that the Company believes a third party purchaser of such financial instrument would demand. If actual experience differs from these assumptions, additional gains or losses to the Company would result. Moreover, if the Company were unable to securitize loans in a financial reporting period in the form of a sale, the Company would likely incur a significant decline in total revenues and net income, or report a loss for such period.

                                         Quarters in the Fiscal Year ended June 30,
                                                    (dollars in thousands)
                                      1996                                1995
                         -----------------------------  ---------------------------------------
                           Third     Second     First     Fourth     Third    Second     First
Loans acquired            $128,781   $100,582  $72,562    $59,609   $32,785   $19,188   $20,712

Gains on Securitizations
 (1)(2)                    $12,759     $7,424   $6,023     $5,197    $1,984      $741    $1,600

Portfolio (at period end) $401,704   $287,481 $197,911   $145,362   $94,576   $69,248   $55,032

Selected Securitization Data:
Aegis Auto Receivables
 Trust, Series:            1996-1     1995-4   1995-3    1995-2     1995-1    1994-3    1994-2
 Original Amount (3)      $92,000    $70,000  $60,000   $54,000    $21,000   $21,000   $23,251
 Duff & Phelps Rating
   (4),(5)              A+,BBB,BB         A+       A+        A+         A+        A+        A+
 Fitch Rating (4),(5)  A+,BBB+,BB        N/A      N/A       N/A        N/A       N/A       N/A
 Weighted average
   coupon rate             20.13%     19.88%   20.04%    19.94%     20.41%     19.66%   19.82%
 Certificate Rate             N/A      6.65%    7.09%     7.16%      8.60%      9.46%    8.04%
 Certificate Rate Class A   8.39%        N/A      N/A       N/A        N/A        N/A      N/A
 Certificate Rate Class B   7.86%        N/A      N/A       N/A        N/A        N/A      N/A
 Certificate Rate Class C  12.14%        N/A      N/A       N/A        N/A        N/A      N /A
 Gross Spread (6)          12.73%     13.23%   12.95%    12.78%     11.81%      10.20%   11.78%
 Net Spread (7)             9.93%     10.41%   10.12%     8.98%      8.46%       6.46%    8.12%

Aegis Auto Owners Trust 1995:                     N/A       N/A        N/A         N/A      N/A
 Original Amount (8)      $38,138    $15,368
 Standard and Poors
   Rating (8)                 AAA        AAA
 Moody's Rating (8)      Aaa,Baa2    Aaa,Baa2
 Weighted average
   coupon rate             20.21%      20.00%
 Certificate Rate (8)       6.12%       6.28%
 Gross Spread (6)          14.09%      13.78%
 Net Spread (9)            11.07%      10.74%

- -----------------------
(1) Includes gains on whole loan sales (in thousands) of $111, $48, $40, $604, $124, and $87, respectively, in the periods presented.
(2) The third and second quarters of Fiscal 1996 exclude valuation allowances of $3.1 million and $1.5 million, respectively, taken on prior retained interests in securitized receivables.

(3) Includes prefunded amounts which were transferred to the related trust by the end of the quarter for 1995-3, 1995-2, and 1995-1 and by the first week of the next quarter for 1994-3.
(4)  Ratings apply to Original Amount of trust certificates.
(5) The 1996-1 Securitization has Class A notes rated A+ by Duff & Phelps and A+ by Fitch; Class B notes rated BBB by Duff & Phelps and BBB+ by Fitch; And Class C notes rated BB by Duff & Phelps and BB by Fitch.
(6) Difference between weighted average coupon rate of receivables and the weighted average rate of interest on the trust certificates (the "Certificate Rate").
(7) Difference between weighted average coupon rate of receivables and Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs which include underwriting fees and hedging gains or losses, if any.
(8) The Company has a total commitment of $175.0 million,$15.4 was funded in the second quarter of fiscal 1996, $38.1 million was funded in the third quarter of fiscal 1996, the remaining $121.5 million will be filled over the next twelve months. The Trust has Class A Notes rated AAA by Standard & Poors and Aaa by Moody's, and the Class B Certificates are rated Baa2 by Moody's.
(9) Difference between weighted average coupon rate of receivables and Certificate Rate, net of servicing and trustee monthly fees and amortized over maximum $175.0 million facility amount, and annualized issuance costs which include underwriting fees and hedging gains or losses, if any.

Results of Operations

Nine Months Ended March 31, 1996 Compared To Nine Months Ended March 31,1995

During the nine months ended March 31, 1996 and 1995, the Company's revenues increased from $9.9 million in 1995 to $31.6 million in 1996 or 219.4%.
The increase was primarily attributable to an increase in securitization profits from $4.3 million in 1995 to $21.6 million in 1996 or an increase of $17.3 million representing a 400.0% increase and an increase in interest income from $4.3 million in 1995 to $9.7 million in 1996, an increase of $5.4 million or 127.2%. The increases resulted from the increase in automobile loans acquired and subsequently, securitized, sold, or held by the Company. The increase in securitized gains is offset by a valuation allowance of $4.6 million taken on retained interests from securitized receivables from earlier securitizations and a valuation allowance on a note receivable, from a then related party, created in a prior sale of a retained interest. See "Delinquency and Loss Experience".

For the nine months ended March 31, 1996 and 1995, the Company increased its loan and lease acquisition and origination volume from 7,530 loans and leases with an aggregate total value of $94.0 million in 1995 to 24,728 loans and leases with an aggregate total value of $302.4 million in 1996, an increase of 221.7%.

Net income for the nine months ended March 31, 1996 was $6.4 million compared to $0.7 million for the nine months ended March 31, 1995, an increase of $5.7 million or 870.0%. This increase resulted primarily from the increase in the size of automobile securitization transactions from $65.3 million in the nine months ended March 31, 1995 to $214.7 million in the nine months ended March 31, 1996.

Operating Expenses

Operating expenses increased from $8.6 million in 1995 to $20.2 million in 1996, an increase of $11.6 million or 134.7%.

Interest Expense. Interest expense increased to $7.3 million in 1996 from $3.0 million in the prior year period, an increase of $4.3 million or 139.5%, as a result of the increased financing requirements caused by the Company's increased loan acquisition activity. The increase in interest expense represents 37.3% of the total increase in operating expenses and is partially attributable to the Company's warehouse credit facilities which are at fluctuating interest rates which ranged from as low as 9.0625% to as high as 10.125% in 1996 compared to a low of 8.5% and a high of 10.125% in 1995. In addition, the Company's monthly average outstanding balance on its warehouse facility increased from $29.7 million in 1995 to $71.7 million in the comparable 1996 period. The Company also incurred interest on notes payable at a 12% interest rate on an monthly average outstanding balance of $6.2 million in 1995 compared to a monthly outstanding average balance of $18.1 million in 1996.

Salaries and Other Employee Costs. Salaries and other costs increased $3.2 million from $2.6 million in 1995 to $5.8 million in 1996 or 123.8% due to an increase in the number of employees from approximately 150 at March 31, 1995 to approximately 320 employees at March 31, 1996 and approximately $1.9 million of accrued bonuses which are based on the Company's pre-tax net income. Bonuses were not owed in the prior period since the minimum pre-tax net income level was not attained as of March 31, 1995.

Provision for Credit Losses. The provision for credit losses increased from $0.2 million in 1995 to $2.5 million in 1996, an increase of $2.3 million
due to:   (i) the Company's increased acquisition/origination volume in loans and leases, (ii) the Company's decision to discontinue purchasing default insurance on its lease origination effective January 1995, (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its loan acquisitions; to the extent loans remain uninsured for default, the Company's loss ratio is higher, (iv) the increase in delinquent automobile finance receivables (as discussed below) and (v) the higher level of loans and leases owned by the Company at March 31, 1996 ($50.5 million) as compared to March 31, 1995 ($31.5 million). These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e. original balance net of receivables repaid, sold or charged off) from 1.4% in 1995 to 2.1% in 1996.
The Company maintains residual value insurance relating to its entire lease portfolio.

All Other Operating Expenses. Other operating expenses increased $1.7 million from $2.8 million in 1995 to $4.6 million in 1996 or 61.1% primarily due to an increase in the number of processing centers from two in 1995 to three in 1996, the expansion of the Company's systems and development facility in Kansas City and its headquarters facility and operation center in Jersey City, and the expansion of the Company's collection department located in Irvine, California.

Income Taxes. Income taxes increased from $0.6 million in 1995 (an effective tax rate of 48.5%) to $5.0 million (an effective tax rate of 44.0%) in 1996, an increase of $4.4 million or 707.9%. The decrease in the Company's effective tax rate of 4.5% is primarily due to the decrease in the Company's state taxes from a rate of 14% in 1995 to 10% in 1996. The decrease in the state taxes is attributed to the Company moving its headquarters and northeast operating facility from New York, New York, to Jersey City, New Jersey.

Results of Operations

Quarter Ended March 31, 1996 Compared To Quarter Ended March 31, 1995

During the quarters ended March 31, 1996 and 1995, the Company's revenues increased from $3.8 million in 1995 to $13.1 million in 1996, an increase of $9.3 million or 247.3%. This increase was primarily attributable to an increase in securitization profits from $2.0 million in 1995 to $9.7 million in 1996 or an increase of $7.7 million representing a 386.9% increase and an increase in interest income from $1.5 million in 1995 to $3.3 million in 1996, an increase of $1.9 million or 126.0%. The increases resulted from the increase in automobile loans acquired and subsequently, either securitized, sold, or held by the Company. The increase in securitized gains is offset by a valuation allowance of $3.1 million taken on retained interests from securitized receivables from earlier securitizations and a valuation allowance on a note receivable, from a then related party, created in a prior sale of a retained interest. See "Delinquency and Loss Experience".

For the fiscal quarters ended March 31, 1996 and 1995, the Company increased its loan and lease acquisition and origination volume from 3,167 loans and eases with an aggregate total value of $40.3 million in 1995 to 10,569 loans with an aggregate total value of $128.8 million in 1996, an increase of 130.2%.

Net income for the fiscal quarter ended March 31, 1996 was $2.5 million compared to $0.3 million for the fiscal quarter ended March 31, 1995. The increase resulted primarily from the increase in the size of automobile securitization transactions from $21.0 million in the quarter ended March 31, 1995 to $130.2 million in the quarter ended March 31, 1996.

Operating Expenses

Operating expenses increased from $3.2 million in 1995 to $8.5 million in 1996, an increase of $5.4 million or 170.4%.

Interest Expense. Interest expense increased to $2.7 million in 1995 from $1.3 million in the prior year period as a result of the increased financing required by the Company's increased loan acquisition activity. This increase of $1.4 million represents 25.9% of the total increase in operating expenses and is partially attributable to the Company's warehouse credit facilities which are at fluctuating interest rates which ranged from as low as 9.0625%
to as high as 9.6875% in 1996 compared to a low of 9.75% and a high of 10.125% in 1995. In addition, the Company's monthly average outstanding balance on its warehouse facility increased from $31.6 million in 1995 to $67.8 million in the comparable 1996 period. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $10.3 million in 1995 compared to an monthly average outstanding balance of $22.9 million in 1996.

Salaries and Other Employee Costs. Salaries and other employee costs increased $1.7 million from $1.8 million in 1995 to $2.5 million in 1996 or 204.6% due to an increase in the number of employees from approximately 150 at March 31, 1995 to approximately 320 employees at March 31, 1996 and approximately $0.7 million in accrued bonuses which are based on the Company's pre-tax net income. Bonuses were not owed in the prior period since the minimum pre-tax net income level was not attained as of March 31, 1995.

Provision for Credit Losses. The provision for credit losses increased from $0.04 million in 1995 to $1.4 million in 1996 due to: (i) the Company's increased acquisition volume in loans, (ii) the Company's decision to discontinue purchasing default insurance on its lease origination effective January 1995 (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its loan acquisitions; to the extent loans remain uninsured for default, the Company's loss ratio is higher, (iv) the increase in delinquent automobile finance receivables (as discussed below) and (v) the higher level of loans and leases owned by the Company at March 31, 1996 ($50.5 million) as compared to March 31, 1995 ($31.5 million). These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e. original balance net of receivables repaid or sold) from 1.4% in 1995 to 2.1% in 1996. The Company maintains residual value insurance relating to its entire lease portfolio.

All Other Operating Expenses. Other operating expenses increased $0.9 million from $1.0 million in 1995 to $1.9 million in 1996 or 86.5% due to an increase in the number of processing centers from two in 1995 to three in 1996, the expansion of the Company's systems and development facility in Kansas City and its headquarters facility and operation center in Jersey City, and the expansion of the Company's collection department located in Irvine, California.

Income Taxes. Income taxes increased from $0.3 million in 1995 (an effective tax rate of 44.0%) to $2.0 million (an effective tax rate of 44.0%) in 1996, an increase of $1.7 million. The Company's effective tax rate changed from the prior period primarily due to a reduction in the Company's state tax rate from 17% in 1995 to 9% in 1996 from the Company's move of its headquarters and northeast operating facility from New York, New York, to Jersey City, New Jersey.

Delinquency and Loss Experience
Set forth below is information concerning delinquencies and losses experienced on the total portfolio of loans and leases acquired or originated by the Company through March 31, 1996. The following tables reflect the delinquency experience of all loans or leases acquired or originated, including those sold in whole loan sales or securitizations, by the Company at March 31, 1996 and June 30, 1995, 1994, 1993:

                                        LOAN PORTFOLIO AT (1)
                               March 31,                  June 30,
                              -----------   --------------------------------
                                  1996         1995        1994        1993
                                 -----      ---------   ----------  ---------
                                           (dollars in thousands)
Principal balance
outstanding(2). . . .           $388,346      $146,557     $38,844    $11,156
Number of contracts
outstanding  . . . .              34,687        13,345       3,785      1,139
Delinquent loans (3)
31-59 days                   $16,654  4.3%  $7,974 5.4%    $195 0.5%  $350  3.2%
60-89 days                     4,317  1.1%   1,186 0.8%      36 0.1%    68  0.6%
90 days and over               1,360  0.4%     410 0.3%      40 0.1%     -  0.0%
                             ------------- ------------- ------------ ----------
Total                         22,331  5.8%   9,570 6.5%     271 0.7%   418  3.8%
Loans in repossession
 or bankruptcy                17,946  4.6%   3,384 2.3%   1,051 2.7%   213  1.9%
                             ------------- ------------  -----------  ----------
Grand total                  $40,277 10.4% $12,954 8.8%  $1,322 3.4%  $631  5.7%
                             ============= ============  ===========  ==========

- -----------
(1) Previously, the Company netted vehicles in the repossession process from its delinquencies. Delinquencies include bankruptcies and vehicles in the repossession process. Prior periods have been restated to reflect this change.
(2) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
(3) Percentage based on outstanding principal balance, excluding loans and leases as to which repossessed vehicles were fully liquidated.

                                        LEASE PORTFOLIO AT (1)
                                  March 31,                June 30,
                                  ---------         ----------------------
                                     1996              1995         1994
                                  ---------         ---------     --------
                                          (dollars in thousands)
Principal balance
outstanding. . . .                 $22,860            $27,756       $1,391
Number of contracts
outstanding. . . .                   1,922              1,976           82
Delinquent loans (2)
31-59 days                      $1,310  5.7%       $2,221  8.0%     $44  3.1%
60-89 days                         364  1.6%          688  2.5%       0  0.0%
90 days and over                   648  2.8%          160  0.6%       0  0.0%
                                ------------       ------------     ---------
Total                           $2,322 10.1%       $3,069 11.1%     $44  3.1%
                                ============       ============     =========

- ----------
(1) The Company began originating leases in April 1994 and suspended funding leases in the first quarter of its 1996 fiscal year, pending development of a program to securitize or sell leases.
(2) Percentages based on outstanding principal balance, excludes leases as to which repossessed vehicles were liquidated.


The following table shows the Company's repossession and loss experience for its loan portfolio for the periods indicated:

                                 Nine Months Ended
                                     March 31,             Year End June 30,
                                 -----------------   ---------------------------
                                       1996             1995     1994     1993
                                     --------        --------- -------- --------
                                           (dollars in thousands)
Average principal balance
  outstanding (1) . . .              $260,065          $93,821  $25,173   $5,861
Average number of loans
  outstanding . .                      23,500            8,735    3,978    1,165
Dollar amount of repossessions.       $24,074           $7,722   $1,707     $326
Repossession Ratio (2). . . . .         12.3%             8.2%     6.8%     5.6%
Default balance of fully
  liquidated vehicles . . . .          $6,413           $6,719   $1,391      $79
Gross charge offs(3)    . . . .        $3,146           $3,326     $477      $26
Net charge offs(4)    . . . . .        $1,071             $657      $41       $3
Net charge offs as a percentage
  of liquidations (5)  . . . . .        16.7%             9.8%     2.9%     3.8%
Net charge offs as a percentage
  of average principal balance
  outstanding   . . . . . . . .          0.5%             0.7%     0.2%     0.0%

- -------
(1) Arithmetic mean of beginning and ending outstanding principal balance of all loans originated or acquired including those previously sold in securitization transactions.
(2) Loans relating to vehicles repossessed at period end as a percentage of the average loan portfolio outstanding during the period, nine month numbers are presented on an annualized basis.
(3) Gross charge offs equals the aggregate balance of loans liquidated, including those previously sold in securitization transactions, less all recoveries from the sale of the financed vehicles. Repossession and liquidation expenses are included in gross charge offs.
(4) Net charge offs are gross charge offs reduced by risk default proceeds received relating to the defaulted receivables.
(5) Net charge off amount divided by the aggregate balance of contracts relating to vehicles liquidated.

The Company has prepared analyses, based on its own credit experience and available industry data, to identify the relationship between loan delinquency and default rates at the various stages of a loan repayment term. The results of these analyses, which have been incorporated into the Company's methodology of determining gain on the sale of loans, including through securitizations, suggest that the probability of a loan becoming delinquent or going into default is highest during the "seasoning periods" which occur between the second through the sixth payment and again during the 18 to 24 month payment periods from the acquisition date. The Company believes that the increase in net charge offs as a percentage of average principal balance outstanding is to some extent the result of an increase in the percentage of loans in the "seasoning periods," rather than any change in the underlying average credit characteristics of the Company's loan portfolio. If the rate of the Company's loan acquisitions continues to escalate, an increasingly large portion of the Company's loan portfolio is expected to fall into the "seasoning periods" which may cause a rise in the overall loan portfolio delinquency and default rates, without regard to underwriting performance.

The Company believes delinquencies and losses can be mitigated through a more proactive collection program. Accordingly, the Company responded to the increased rates of delinquencies and losses in the fiscal year ended June 30, 1995 by entering into a sub- servicing agreement with its third-party servicer in April 1995, providing for the transfer of specific collection functions to the Company. Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to loans acquired which were included in the Company's December 1994 securitization transaction and all loans acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire loan portfolio (including securitized loans) at such time.

Because of the Company's limited operating history and the rapid growth of its loan acquisitions, a significant portion of its loan and lease portfolio is unseasoned. Accordingly, delinquency and loss rates in the portfolio may not be indicative of rates the Company may experience over time. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability. In addition, increases in the delinquency and/or loss rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables. Moreover, increases in the delinquency and/or loss rates of loans which have been securitized may cause the re-valuation of the Company's retained interests in such securitization transactions, which could adversely affect the Company's results of operations. In the nine month period ended March 31, 1996, the Company recorded a re-valuation allowance of $4.0 million with a resulting charge to its results of operations in such period.

Liquidity and Capital Resources
The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to purchase and finance automobile loans pending securitization, (ii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses and (iii) net interest margins on retained interest on securitized receivables. The Company also uses material amounts of cash for operating expenses and debt service. The Company has operated on a negative operating cash flow basis and expects to do so for as long as the Company's volume of loan purchases continues to grow. The Company has historically funded these negative operating cash flows, principally through borrowings from financial institutions and sales of equity securities, among other resources. There can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund future growth. If these resources are not available on terms acceptable to the Company, the Company may have to curtail its loan acquisition volume levels.

The Company's external capital resources primarily consist of the warehouse credit facilities and the Company's securitization program. When the Company securitizes loans it repays a portion of its outstanding warehouse indebtedness, making such portion available for future borrowing. The
Company expects to securitize its assets at least quarterly, although there can be no assurance that the Company will be able to do so. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of portfolio assets. In addition, the Company has borrowed against its retained interests to increase liquidity. The Company is exploring the feasibility of securitizing pools of its leases or selling whole leases as possible complements to its current financing arrangements. Until the Company can implement such arrangements, it has suspended the funding of leases.

The following table sets forth the major components of the (decrease) increase in cash and cash equivalents:

                                               Nine months ended
                                                    March 31,
                                              ---------------------
                                             (dollars in thousands)

                                                 1996         1995
                                              -----------  ---------
Net cash used in operating activities(1) .      ($10,601)   ($34,467)
Net cash (used in) provided by investing
  activities. . . . . . . . . . . . . . . .         (596)        389
Net cash provided by financing activities(2)      11,009      34,649
                                                ---------    -------
Net (decrease) increase in cash
     and cash equivalents. . . . . . . . . .       ($188)       $571
                                                 ========     ======
- --------
(1) Includes net cash used in acquisition of automobile finance receivables of $(9,390) in 1996 and $(25,468) in 1995.
(2) Includes net cash (used in) provided by warehouse credit facilities of $(8,216) in 1996 and $22,244 in 1995.

Net cash used in operating activities primarily represents cash flows utilized to support the Company's acquisition of automobile finance receivables, including amounts representing capitalized acquisition costs, net of cash proceeds of sales, including through securitizations, and repayments of such receivables. The cash used to acquire automobile finance receivables is generated primarily by financing activities under the Company's warehouse credit facilities, discussed below.

A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions which are expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due to investors in the securitizations. These amounts were $37.8 million in the nine months ended March 31, 1996 and $11.0 million for
the nine months ended March 31, 1995.   During the nine months ended March 31,
1996 and 1995, the Company received cash proceeds of $2.2 million and $0.9 million, respectively, from its retained interests in securitized receivables which were utilized in meeting both its operating needs and its debt repayment requirements under the related financing agreements.

Other non-cash adjustments include depreciation and amortization which were $0.6 million in the nine months ended March 31, 1996 and $0.3 million in the nine months ended March 31, 1995, and provision for credit losses, which was $2.5 million in the nine months ended March 31, 1996 and $0.2 million in the nine months ended March 31, 1995. The Company also incurred non-cash adjustments of $4.0 million and $0.6 million in the nine month period ended March 31, 1996 for valuation allowances on retained interests in securitized receivables and a note receivable from related party, respectively, with no such charges in the prior period.

To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $21.6 million in 1996 and $11.2 million in 1995 secured by retained interests in securitized receivables created in the Company's automobile loan securitizations. Principal repayments are made from the Company's proceeds received from pay downs on such assets, which amounted to $2.2 million in the nine month period ended March 31, 1996 and $0.9 million in the comparable 1995 period. The Company made additional principal pay downs of $8.6 million in excess of proceeds received in the nine month period ended March 31, 1996 and $1.0 million in the comparable 1995 period.

The Company's cash flows may be affected adversely in the near term by rising interest rates, since not all costs of funds, which under the Company's warehouse facilities are at floating rates of interest, can be immediately passed on to consumers, whose receivables are at fixed financing rates, and since the present value of anticipated cash flows on retained interests in future securitization transactions may decline. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations.

In connection with the Company's securitization transactions, it enters into pooling and servicing agreements (the "Agreements"). The Agreements require the Company to increase its required cash deposits with the underlying Trusts when delinquencies and default rates increase to certain levels, as defined in the Agreements. As delinquencies and/or default rates increase or decrease, the Company's obligation varies. As of May 6, 1996, the Company estimates its potential obligation to be $3.6 million. During the nine month period ended March 31, 1996, the Company made additional contributions of approximately $2.3 million.

The Company's warehouse credit facility provides that the Company may borrow the lesser of $100 million (less the amount outstanding under the Company's lease warehouse credit facility ($17.5 million as of May 1, 1996)) or the sum of (A) 100% of the outstanding principal amount of performing, insured, automobile receivables and (B) the lesser of 90% of the outstanding principal amount of delinquent automobile receivables (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile casualty insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1 million plus 92% of the outstanding principal amount of performing uninsured automobile receivables (declining 1% per month for each month the receivable is outstanding past 180 days) for the purpose of financing automobile receivables in accordance with the Company's underwriting guidelines. The Company has a warehouse credit facility, which provides the Company with a $50 million credit line on substantially the same terms as the automobile loan facility, for financing its lease transactions. These facilities are secured primarily by the Company's receivables and bear interest at the rate of the one-month LIBOR plus 4%, adjusted monthly (9.0625% for March 1996). Under the warehouse credit facilities, principal payments are made monthly to the extent of principal payments received on the underlying collateral, and interest payments are made quarterly in arrears and on the date of any prepayment of principal on underlying collateral. The Company's ability to continue to borrow under the warehouse credit facilities is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company is required to prepay 5% of the outstanding principal balance of receivables held by the Company for more than 180 days. In addition, each warehouse credit facility requires a prepayment fee of 0.5% of the outstanding principal balance of the receivables voluntarily prepaid with respect to the first $50 million prepaid and 0.25% thereafter, including in connection with the sale of receivables. Effective in December 1995, in the event the prepayment occurs within the same month of the borrowings, the prepayment fee is 0.125% of the outstanding principal balance. As of March 31, 1996 and June 30, 1995, the Company had approximately $60.1 million and $51.8 million, respectively, of borrowings available through the warehouse credit facility arrangements related to automobile loans and leases. In addition, the Company has a $50 million warehouse line dedicated to the purchase of HUD Title I Loans, which the Company does not anticipate utilizing at this time.

In December 1995, the Company successfully entered into a commitment to sell $175.0 million of sub-prime automobile loans to be resold as asset-backed securities through Rothschild, Inc. During the nine month period ended
March 31, 1996, the Company sold approximately $53.5 million automobile receivables into this facility. The facility requires the Company to directly sell between $8.0 million and $15.0 million per month for a fifteen month funding period, subsequent to the initial funding date. As of May 3, 1996 the Company has a remaining commitment of $104.3 million.

The Company is currently in negotiations with another lender to secure an additional warehouse financing in a minimum amount of $100 millionon more favorable terms which could provide the Company additional flexibility to purchase greater volumes of receivables or warehouse automobile receivables for longer periods. In addition to the warehouse financing, the Company is also negotiating a $5.0 million revolving credit facility. There can be no assurance that the Company will be able to consummate these transactions.
In June 1994, September 1994, December 1994, March 1995, June 1995, September 1995 December 1995 and March 1996, the Company securitized approximately
$18.5 million, $23.3 million, $21.0 million, $21.0 million, $54.0 million, $60.0 million, $85.4 million and $130.1 million, respectively, of automobile receivables and used the net proceeds to pay down borrowings under its warehouse credit facilities. The Company is currently negotiating with such ender to obtain a commitment to securitize up to $500 million of its loan acquisitions until the commitment is filled, subject to customary conditions.
In connection with these contemplated facilities, the Company will grant warrants to the lender to purchase a certain amount of shares of common stock of the Company representing approximately 7 1/2% of the outstanding common stock at an exercise price of $6.50. In each of its last six securitizations, the Company has utilized a "pre-funding account" which enabled the Company to fund certain loan acquisitions without drawing on its warehouse credit facility. Additionally, the Company directly sold approximately $17.9 million (approximately $5.6 million in the nine months ended March 31, 1996) of automobile loans as of March 31, 1996 and used part of the proceeds to pay down borrowings under its warehouse credit facility.

In February, 1996, the Company issued $9,200,000 of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act of 1933. The Preferred Stock is convertible into Common Stock of the Company at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8% annual dividend payable in Common Stock at the time of conversion. The Preferred Stock is automatically converted into Common Stock on the third anniversary of its issuance.

The Company believes that cash flows from operations, available lines of credit and its warehouse credit facilities along with the proceeds received from its Preferred Stock are adequate to support its current and near-term funding and operations needs. However, the Company's ability to grow in the long term is dependent upon its securing substantial additional resources, which the Company is continuing to seek.


Release of Escrowed Shares
Immediately prior to the consummation of the Company's initial public offering, 1,892,763 of common shares (approximately 12.8% of the Common Stock outstanding after completion of such offering, including the exercise of the Underwriters' over-allotment option for 316,250 shares) were placed in escrow. During the quarter ended March 31, 1996, no shares were released from escrow and as of March 31, 1996, 1,078,308 shares remain in escrow.

Seasonality
The Company's operations are affected to some extent by seasonal fluctuations. Loan purchases tend to increase in March through June (inclusive) and September and October, while loan purchases are lowest in December and January. Delinquencies also tend to be higher during certain holiday periods, particularly at calendar year end.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings -
   On April 28, 1996, Star Holdings, Inc. d/b/a The Sloane Organization filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that it was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities through Greenwich Capital Markets, Inc. in March 1996. On theories of breach of contact, quantum meruit, account stated and fraud, the complaint seeks damages of $4.6 million plus interest and punitive damages of at least $460 thousand, together with costs, attorney's fees and such other relief as the court deems appropriate.
The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the matter vigorously.

   On May 2, 1996, a purported class action lawsuit on behalf of Josephine Thornton and other individuals was filed in the New York Supreme Court for New York County against Bennett Finance Inc. and various other persons and entities alleged to have been affiliated with or employed by Bennett Funding and Bennett Management. Other entities, including the Company, were named as defendants because they were allegedly alter egos and agents for Patrick Bennett, Michael Bennett, their parents and certain other named individual defendants. It is further alleged that, as such alter egos and agents, the corporate defendants, including the Company, engaged in common law fraud, negligence misrepresenta-tion, deceptive acts or practices, sale of unregistered securities and breaches of fiduciary duty in connection with the financing activities of Bennett Funding and Bennett Management. Plaintiffs in this action seek an accounting, unspecified compensatory and punitive damages, injunctive relief, costs, attorneys' fees and such other relief as the court deems appropriate. The Company believes that the allegations as set forth in the complaint are totally without merit and intends to defend the matter vigorously.

Item 2.  Changes in Securities
   (b) In February, 1996 the Company issued $9,200,000 of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act of 1933. The Preferred Stock is convertible into Common Stock of the Company at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8% annual dividend payable in Common Stock at the time of conversion. The Preferred Stock is automatically converted into Common Stock on the third anniversary of its issuance of the Preferred Stock. The Company also issued warrants to the placement agent to purchase 114,553 shares of Common Stock of the Company at a price of $6.425 per share, which expire in five years from their issuance date.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. (a) Exhibits -

Exhibit No.                Description                             Page No.
- -----------                -----------                             --------
10.6.2       Form of Amendment to Employment Agreement with
               Angelo R. Appierto........................
10.7.2       Form of Amendment to Employment Agreement with
               Gary D. Peiffer...........................
10.8.2       Form of Amendment to Employment Agreement with
               Joseph F. Battiato........................
10.81        Purchase Agreement dated as of 2/29/96 between
               Aegis Auto Finance, Inc. as Seller and First
               Bank of Eunice as Purchaser................
10.82        Purchase Agreement dated as of 3/21/96 between
               Aegis Auto Finance, Inc. as Seller and United
               Bank and Trust Company as Purchaser.........
10.83        Purchase Agreement dated as of 3/1/96 by and
               between Aegis Auto Finance, Inc. as Seller and
               Aegis Auto Funding Corp., as Purchaser.......
10.84        Purchase Agreement dated as of 3/22/96 by and
               between Aegis Auto Funding Corp. as Seller and
               Greenwich Capital Markets, Inc., as Purchaser...
10.85        Loan and Security Agreement dated as of 3/22/96
               between Aegis Auto Finance, Inc. as Borrower and
               III Finance Ltd., as Lender.....................
10.85.1      Form of Promissory Note relating to Exhibit 10.85 .
10.86        Exhibit 10.75 Form of Cash Flow Valuation Report,
               relating to Exhibit 10.48 relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1)......................
10.86.1      Exhibit 10.75.1 Pooling and Servicing Agreement, relating
               to Exhibit 10.48.1, relating to Exhibit 10.30.3,
               relating to Exhibit 10.29.4, relating to Exhibit
               10.21.4, relating to Exhibit 10.21(1)................
10.86.2      Exhibit 10.75.2 List of Closing Documents, relating
               to Exhibit 10.48.2, relating to Exhibit 10.30.4, relating
               to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating
               to Exhibit 10.21(1)...................................
10.86.3      Exhibit 10.75.3 Form of RDI Policy, relating to
               Exhibit 10.48.3, relating to Exhibit 10.30.5, relating
               to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating
               to Exhibit 10.3(1)....................................
10.86.4      Exhibit 10.75.4 Form of VSI Policy, relating to Exhibit
               10.48.4, relating to Exhibit 10.30.6, relating to
               Exhibit 10.29.7, relating to Exhibit 10.3.6, relating
               to Exhibit 10.3(1).....................................
10.87        Servicing Agreement dated as of 3/1/96 by and between Aegis
               Auto Finance, Inc. as Servicer and Norwest Bank
               Minnesota, National Association in its capacity as
               Backup Servicer and Norwest Bank Minnesota, National
               Association in its capacity as Trustee..................
10.88        Master Servicing Agreement dated as of 4/6/96 by
               and between American Lenders Facilities, Inc. as Servicer
               and Aegis Consumer Finance, Inc. as Company................
10.89        Subcontracting Agreement dated as of 4/6/96 by and between
               American Lenders Facilities, Inc. as Servicer and Aegis
               Consumer Finance, Inc. as Subcontractor..................
10.90        Form of Greenwich Capital Markets, Inc. Warrant
               ("Greenwich Warrant") to purchase Common Stock of The
                Aegis Consumer Funding Group, Inc.......................
10.90.1      Form of Escrow letter concerning Greenwich Warrant,
               relating to Exhibit 10.90..............................
10.90.2      Form of Acknowledgement letter concerning the adequacy
               of the Greenwich Warrant, relating to Exhibit 10.90....
11.0         Statement re computation of per share earnings...........
27           Financial Data Schedule..................................

(1) Previously filed.

   (b) Reports on Form 8-K - a report on Form 8-K was filed on March 5, 1996 which reported, pursuant to Item 5, a description of certain transactions which may be deemed to constitute a change in control.

                                      SIGNATURES
                                      ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  May 13, 1996  By:   /s/ Dina L. Penepent
                     -------------------------------
                     Dina L. Penepent
                     Chief Financial Officer,
                     Executive Vice-President and
                     Secretary
                     Signing on behalf of the registrant
                     and as principal financial and
                     accounting officer.