Form 10-K
period 1996-06-30
AEGIS CONSUMER FUNDING GROUP INC
filed 1996-09-10
CIK 932278

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C., 20549
                              FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996        Commission file number 0-25714


                       THE AEGIS CONSUMER FUNDING GROUP, INC.

            Delaware                                22-3008867
    (State of Incorporation)           (I.R.S. Employer Identification No.)

                           525 Washington Blvd.
                          Jersey City, NJ 07310
                (Address of principal executive offices)
                     Telephone number:   (201)418-7300
      Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

     Title of class                       Name of exchange on which registered
     Common Stock,                            The Nasdaq National Market
     $.01 par value


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
           (2) has been subject to such filing requirements for
           the past 90 days.   Yes     X      No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
           Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           The aggregate market value of the Registrant's Common Stock held by non-affiliates on August 26, 1996 (based upon the average of the high and low sales prices of such stock as of such date) was approximately $20,800,000.

           As of  August 26, 1996, 15,762,550 shares of the
           Registrant's Common Stock were outstanding.

                 DOCUMENTS INCORPORATED BY REEFERENCE

           The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in November, 1996 (the ''Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.



                                      PART I
Item 1:  Business.
General

         The Aegis Consumer Funding Group, Inc. is a specialty consumer finance company engaged in acquiring, securitizing and servicing automobile retail installment contracts ("finance contracts") originated by factory authorized new car dealers ("Dealers") in connection with the sale of late-model used and to a lesser extent, new cars to consumers with sub-prime credit. The Company targets the higher quality segment of the sub- prime credit market, acquiring finance contracts primarily on used cars that, on average, are 1.7 years old with an original balance of $12,290 and a term of 54 months as of June 30, 1996. The Company has acquired $630.2 million of automobile finance contracts through June 30, 1996, $582.0 million of which have been securitized in thirteen offerings of asset-backed securities.

         The Company was organized in 1989 to participate in the growing market for securitization of various consumer and other receivables. Following a quasi-reorganization in March 1992, the Company focused its business on the acquisition and securitization of high-yield consumer-based receivables.
Upon acquiring The Clearing House Corporation (renamed "Aegis Auto Finance, Inc.") in June 1993, the Company began funding sub-prime automobile finance contracts. Since its inception, the Company has completed over twenty private placement securitizations of consumer and other receivables, including sub-prime automobile finance contracts as well as medical equipment leases, loans originated under the federal Department of Housing and Urban Development's home improvement loans program ("HUD Title I Loans") and mutual fund fee receivables. Beginning in 1994, the Company focused its business exclusively on the automobile finance business.

         The Company's strategy is to actively manage credit risk while increasing the volume of finance contracts acquired, securitized and serviced. Key elements of the Company's strategy are:


     Active Credit Risk Management. The Company focuses its credit risk management on all aspects of the Company s underwriting, securitization and servicing, with emphasis on collections, of finance contracts. The Company has a credit committee comprised of senior management that continually evaluates the underwriting process, Dealer performance, collection efficiency and portfolio performance. The Company's quality control department reviews, on a sample basis, finance contracts, supporting documentation and compliance with underwriting standards. The Company believes that effective credit risk management will build institutional investor demand for the Company's securitized finance contracts.


   Consistent Underwriting Standards. Through training, proprietary technology and intensive management review, the Company strives to maintain consistent underwriting standards at its three regional processing centers. These standards are designed both to achieve a low level of delinquencies and charge-offs and to qualify the Company's finance contracts for securitization. The Company's credit approval system monitors multiple evaluation criteria, and performs in excess of 100 internal data integrity checks before the Company approves a finance contract for acquisition.


   Limited Loss Exposure. To reduce its potential losses on defaulted finance contracts, the Company insures each finance contract it acquires against damage to the financed vehicle through a vender's comprehensive single interest physical damage insurance policy (the "VSI Policy"). In addition, the Company purchases credit default insurance with respect to most of the finance contracts it acquires, which limits the Company's exposure to no more than 8.0% of the aggregate principal balance of the finance contracts covered. Moreover, the Company limits loan-to-value ratios and applies a purchase price discount to the finance contracts it acquires.


   Experienced Management and State-of-the-Art Technology. The Company has assembled a management team of experienced personnel who have backgrounds in finance and capital markets, systems development, the automobile industry and securitizations of a variety of receivables. The combined experience of the Company's management has enabled it to develop internally its proprietary AutoMate (finance contract acquisition) and PRIM (Product Reporting and Information Management) computer systems and databases to effectively manage each stage in the financing cycle.


   Funding and Liquidity through Securitization. The Company uses warehouse facilities to provide funds for the acquisition of automobile finance contracts and securitization transactions, to reduce the impact of interest rate fluctuations and to reduce its cost of capital relative to traditional sources of corporate debt financing. Through June 30, 1996, the Company had securitized $582.0 million of automobile finance contracts in thirteen offerings of asset-backed securities, eight of which were rated A+ and one of which was rated A, in each case by Duff & Phelps Credit Rating Co. ("Duff & Phelps"), and three pools aggregating approximately $19.4 million which were not rated. In addition, in December 1995, the Company entered into a commitment to sell $175 million of sub-prime automobile finance contracts to be resold as asset- backed securities (the "Owner Trust Facility"), of which the Class A Notes are rated AAA by Standard & Poor's Ratings Services ("Standard & Poor's") and Aaa by Moody's Investor Services, Inc. ("Moody's"). As of June 30, 1996, the Company had sold approximately $97.8 million, of automobile finance contracts into the Owner Trust Facility. The Company also has a commitment from another lender to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions (the "Securitization Facility). Two securitizations aggregating $197.0 million which were rated A+ by Duff & Phelps were completed as of June 1996 pursuant to the Securitization Facility.


   Nationwide Diversification with Centralized Operations. The Company currently acquires finance contracts in 32 states and operates three regional processing centers. The Company believes that its centralized operations are a more efficient method of processing finance contracts than operating numerous local facilities. The Company has successfully leveraged its substantial infrastructure to penetrate new markets, increase the number of active Dealers within existing markets and increase the volume of finance contracts acquired per Dealer. The Company seeks to mitigate the risk of loss due to regional economic downturns and to reduce dependency on a limited number of local markets by maintaining a geographically diverse finance contract portfolio. While the Company establishes and maintains relationships with dealers through sales representatives located in the geographic markets served by the Company, all of the Company's day-to-day operations are centralized at the Company's processing centers in Jersey
City, New Jersey, Irvine, California, and Marietta, Georgia. This structure allows the Company to closely monitor its underwriting and collections operations and eliminates the expenses associated with full-service branch or regional offices.


   Distinctive Financing Program. The Company believes that a significant competitive advantage is the financing flexibility it provides to its Dealer base. The Company focuses primarily on the consumer's ability to pay and secondarily on the value of the collateral in making credit decisions. The Company responds to credit applications by determining monthly payment amounts that consumers can afford, rather than limiting its approval to a specific automobile, providing Dealers the flexibility to offer their customers a wide range of automobiles. The Company s principal financing program is one whereby the customer is able to purchase the vehicle without a cash down payment and the Dealer has minimal recourse on the sale. To mitigate its risk in the transaction the Company acquires finance contracts generally at a 10% discount and limits its advance rate to no more than 105% (exclusive of Company sponsored warranties) of manufacturer s suggested retail price ( MSRP ) or Kelly Blue Book Guide ( Kelley Blue Book ) retail value.

    Superior Dealer Service. By providing prompt service, consistent credit decisions and a reliable source of financing for sub-prime consumers, the Company hopes to expand its Dealer base and increase the volume of finance contracts acquired from each Dealer. The Company typically responds to credit applications within three hours, and generally pays the Dealer within 24 hours of receipt of complete finance contract documentation.

The Company has experienced substantial growth since its entry into the automobile finance business in 1993. The growth in acquisitions and securitizations of sub-prime automobile finance contracts can be seen in the following table:


                Number of                                            Amount
                Dealers at                Number       Amount      of Finance
                  End of    Number of   of Finance    of Finance    Contracts
Quarter Ended   Quarter(1)  States(2)    Contracts    Contracts    Securitized
                              (dollars in thousands)
September 30, 1993   200         8           282          $3.1        $7.5
December 31, 1993    250         8           263           2.9          --
March 31, 1994       300         9           880           9.8          --
June 30, 1994        375        14         1,539          18.0        18.5
September 30, 1994   550        15         1,723          20.7        23.3
December 31, 1994    900        20         1,583          19.2        21.0
March 31, 1995     1,000        22         2,688          32.8        21.0
June 30, 1995      1,200        25         4,901          59.6        54.0
September 30,1995  1,300        30         5,943          72.6        67.6
December 31,1996   1,600        31         8,190         100.6        85.4
March 31, 1996     1,700        31        10,569         128.8       130.1
June 30, 1996      2,200        32        12,037         149.6       149.3

(1) Approximate number of Dealers based upon signed agreements with Dealers from whom the Company will accept finance contract applications.
(2) Based upon those states in which the Company acquired finance contracts during the related period.

Industry Background/Competition

      The sub-prime credit market is comprised of consumers who are deemed to be relatively high credit risks due to various factors, including, among other things, previous credit problems, the absence or limited extent of their prior credit history or limited financial resources. The sub-prime consumer automobile finance market is highly fragmented, consisting of many national, regional and local competitors. Historically, traditional financing sources (commercial banks, savings and loan associations, credit unions, captive finance companies and consumer lenders), many of which have significantly greater resources than the Company and may be able to offer more attractive finance contract acquisition prices to Dealers, have not consistently served this market. However, such traditional financing sources have been increasing their presence in this market. The Company believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loan associations in the sub-prime credit market.
As a result, the sub-prime credit market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit. The Company believes no one of its competitors or group of competitors has a dominant presence in the market. The Company's strategy is designed to capitalize on the market's lack of a major national financing source.

Finance Contract Profile

      The following tables provide information regarding the automobile finance contracts acquired and leases originated by the Company during the periods indicated. The Company commenced lease originations in April 1994 and ceased originations in the first quarter of its 1996 fiscal year.


                                  Finance Contract Acquisitions
                                          Year Ended
                   June 30, 1993   June 30,1994   June 30,1995   June 30, 1996
                                     (dollars in thousands)
Original Balance .      $12,181        $33,738       $132,294        $451,536
Number acquired. .        1,148          2,964         10,895          36,739
Average Original balance  $10.6          $11.4          $12.1           $12.3
Average discount on contracts
acquired . . . . .         8.1%          10.1%           9.9%           10.0%
Current balance(1) .     $1,595        $11,765        $79,657        $420,120
Average Balance
Outstanding(1) .           $4.0           $7.2           $9.6           $12.0
Weighted Average Original
Term (in months). .        54.0           54.0           55.1            54.1
Weighted Average Remaining
Term (in months)(1) .      18.0           29.3           40.3            50.3
Weighted Average Annual
Percentage Rate(1) .      20.5%          20.1%          20.2%           20.1%
Percentage New Cars(1)    36.9%          17.0%          12.8%            6.8%
Percentage Used Cars(1).  63.1%          83.0%          87.2%           93.2%
- ---------

(1)  As of July 31, 1996

                                        Lease Portfolio
                                          Year Ended

                         June 30,1994     June 30,1995     June 30, 1996
                                     (dollars in thousands)
Original Balance .             $1,571         $ 29,505             $436
Number originated.                 92            1,914               25
Average Original balance        $17.1           $ 15.6            $17.4
Average discount on contracts
originated . . . .               6.7%              7.1             7.2%
Current balance(1) . .           $830           $9,478             $337
Average Balance Outstanding(1)  $10.9           $ 11.2              $14
Weighted Average Original Term
(in months). .                   56.8             55.4             56.5
Weighted Average Remaining Term
(in months)(1)                   34.2             39.1             44.9
Weighted Average Annual
Percentage Rate(1) . .          15.9%            16.5%             17.0%
Percentage New Cars(1)          58.0%            16.8%              9.4%
Percentage Used Cars(1)         42.0%            83.2%             90.6%
- -------

(1) As of July 31, 1996

Credit Evaluation and Procedures

Underwriting. The Company's automobile finance contract acquisition program is designed to acquire automobile finance contracts originated through factory-authorized new car Dealers, while offering them an opportunity to increase vehicle sales to consumers who typically do not qualify for traditional financing.

As of June 30, 1996, the Company had entered into agreements with approximately 2,200 Dealers, located in 32 States, from whom the Company will accept finance contract applications.

The Company continually strives to improve upon the effective evaluation of credit risk, consistency in its credit decisions, the timely communication of credit decisions and its reliability as a funding source. The Company has developed, and is constantly refining, the "in house" processing systems and controls specifically designed to support its evaluation process. The Company utilizes these systems and controls to assess each applicant's ability to repay the amounts due on the finance contract and the adequacy of the financed vehicle as collateral. In addition, the Company utilizes these systems to achieve consistent credit decisions and to reduce the elapsed time between receipt of a credit application from a Dealer and the Company's response to the Dealer. The Company requires each Dealer submitting a finance contract for acquisition to provide certain information to the Company, including a completed signed finance contract application that lists the applicant's assets,liabilities, income, credit and mployment history as well as other personal information. The Company does not credit score. Rather, the Company evaluates the applicants' ability to pay by verifying their residence, employment and income and by considering the relationship of their monthly income to monthly auto payment and monthly income to monthly debt burden, including expenses relating to the finance contract under consideration and expenses relating to automobile insurance. The Company also engages in a comprehensive evaluation of at least one credit bureau report from an independent credit bureau. The credit report typically contains information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The purpose of this credit review is to eliminate individuals whose credit quality is deteriorating or suggests too great a probability of default or whose credit experience is too limited for the Company to assess the probability of performance. The Company's underwriting guidelines and processes have remained consistent throughout its history of acquiring automobile finance contracts.

Based upon its review of information extracted from the credit bureau reports and the credit application, the Company may either (i) approve the credit application; (ii) approve the credit application with conditions; or
(iii) decline the application. The credit analyst documents the decision and the Dealer is notified by facsimile transmission, typically within hree hours of receipt by the Company of the credit application. In the fiscal years ended June 30, 1994, 1995 and 1996, the Company approved 41.4%, 41.8% and 41.3%, respectively, and funded 12.1%, 12.8% and 10.6%, respectively, of the credit applications received by it from Dealers.

Upon submission by the Dealer of the finance contract and related documentation, the Company undertakes a series of processes and procedures that are designed to: (i) substantiate the accuracy of information critical to the Company's original credit decision; (ii) verify that the finance contract submitted by the Dealer complies with both the conditions under which the credit approval was granted and the Company's transaction structure criteria, including any requirements for obtaining credit default insurance and (iii) confirm that the documentation complies with the Company's loss management requirements. These processes and procedures include the verification of collateral, borrower references and insurance prior to funding the finance contract. This verification process in many instances requires submission of supporting documentation and is performed solely by Company personnel.

The Company has designed its finance programs to limit the loss exposure on each transaction. The Company seeks to control loss exposure by:
(i) determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed transaction; (ii) limiting the credit it is willing to extend based upon its assessment of the applicant's ability to meet payment obligations and value of the underlying collateral;
(iii) requiring that physical damage insurance naming the Company as loss payee be maintained at all times by the obligor to protect the Company's financial interest (if such insurance lapses, the Company is nonetheless covered under the Company's vehicle single interest insurance policy); (iv) acquiring a security interest in the vehicle financed; and
(v) obtaining credit default insurance with respect to most of its finance contracts. The degree of exposure in any transaction is a function of:
(a) the creditworthiness of the applicant; (b) the extent of credit granted compared to the value of the underlying collateral; (c) the possibility of physical damage to, or the loss of the collateral; and
(d) the potential for any legal impediment to the collection of the obligation or the repossession of the collateral. The Company determines the value of collateral based upon the MSRP if new, or the Kelley Blue Book Guide or other recognized pricing service if used. The Company has a general policy of not extending credit exceeding 105% (exclusive of
Company sponsored warranties) of either the MSRP or the Kelley Blue Book retail value for a finance contract. While the Company does not require a down payment for finance contracts it acquires, a significant percentage of consumers elect to make a down payment.  In the fiscal year ended
June 30, 1996, 6.8% of the finance contracts acquired by the Company were new car finance contracts and 93.2% were used car finance contracts.

Upon acquiring a finance contract, the Company acquires a security interest in the vehicle financed. The finance contracts acquired by the Company during the fiscal year ended June 30, 1994 averaged approximately $11,382 and had a weighted average interest rate of approximately 20.1%. Finance contracts acquired during the fiscal year ended June 30, 1995 averaged approximately $12,143 and had a weighted average interest rate of approximately 20.2%. Finance contracts acquired during the fiscal year ended June 30, 1996 averaged approximately $12,290 and had a weighted average interest rate of approximately 20.1%. All finance contracts acquired by the Company are fully amortizing (on the simple interest method) and provide for equal payments over the term of the contract (averaging 54 months). The portions of such payments allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the law of the state in which the finance contract was acquired.

During the period the Company was actively funding leases, upon the funding of a lease, the Company acquired title to the leased vehicle. Leases originated during the fiscal year ended June 30, 1994 averaged approximately $17,077, had a weighted average interest rate of approximately 15.8% and an average term of 57 months. Leases originated during the fiscal year ended June 30, 1995 averaged approximately $15,624, had a weighted average interest rate of approximately 16.6% and an average term of 55 months. During the year ended June 30, 1996, the Company originated $436,000 of leases. Leases originated during the year ended June 30, 1996 averaged approximately $17,436, had a weighted average interest rate of approximately 17.1% and an average term of 57 months. All leases originated by the Company are amortized to the estimated wholesale residual value using the direct financing method and provide for equal payment over the term of the contract. In the quarter ended September 30, 1995, the Company ceased funding leases and has redirected all its efforts to acquiring finance contracts.

Dealers typically send credit applications to several financing sources. After reviewing the credit application, each financing source will notify the Dealer whether it is willing to acquire the finance contract and, if so, under what conditions. If more than one finance source has offered to acquire the finance contract, the Dealer typically will select the source based on an analysis of the "buy rate," or the interest rate, discount fees, finance contract amounts and other terms and conditions stipulated by the financing source. The Company believes that its ability to process finance contract applications and respond to Dealers quickly and efficiently increases its chances of being selected by Dealers to acquire auto finance contracts as long as the Company's rates are competitive. The Company currently acquires finance contracts at a discount of 10% from Dealers.
Upon acquiring a finance contract, the Company issues a check to the Dealer, and instructs the servicer to issue a "welcome" letter to the obligor, which advises the obligor of certain payment procedures.

Auditing. The Company's quality control department seeks to minimize errors and variances in underwriting procedures by internally auditing or "re-underwriting" approximately 10% of all funded finance contracts. The quality control staff performs each of the underwriting and auditing functions on such finance contracts that were performed prior to the finance contracts being approved and funded. Commonalities and variances in the application of underwriting criteria and processes are then communicated to senior management and underwriting personnel and used as a training tool.

Dealer Network

The Company is seeking to expand and develop its Dealer base through a team of commissioned field sales representatives employed by the Company that has grown from eight representatives as of July 1, 1994 to 50 representatives as of June 30, 1996. Although these sales representatives have not worked for the Company for a substantial period of time, they have an average of 5.5 years experience in the automobile business. These sales representatives work under the supervision of a national sales manager who has 11 years experience in the automobile business (including over two years with the Company). The Company's sales representatives are assigned to designated territories and are paid on a graduating volume incentive basis with respect to each finance contract acquired.

In addition to commissioned sales representatives, the Company has also engaged three independent exclusive marketing brokers who earn flat fees per finance contract acquired in their designated territory. All of the Company's business generated in such territories is the result of introductions by the independent marketing brokers. In the fiscal year ended June 30, 1996, approximately $97.0 million of finance contracts and $300,000 of leases, (approximately 21.5% and 68.8%, respectively, of all finance contracts acquired and leases originated during such period), were acquired or originated from Dealers in Florida and Alabama and approximately $37.6 million of all finance contracts acquired in such period (approximately 8.3%) were acquired from Dealers in Louisiana and Mississippi introduced by such independent marketing brokers. In the fiscal years ended June 30, 1994 and 1995, approximately $6.5 million and $32.1 million, respectively, of finance contracts and leases (approximately 18.6% and 20.7%, respectively, of all finance contracts acquired and leases originated during such periods), were originated by Dealers in Florida and approximately $100,000 and $25.4 million, respectively, of all finance contracts acquired in the fiscal years ended June 30, 1994 and 1995 (approximately 0.25% and 16.4%, respectively), were originated by Dealers in Louisiana introduced by such independent marketing brokers. Effective August 1, 1996, the Company will no longer accept applications from Dealers located in the State of Louisiana until it redefines the State's program.

The Company continues to explore new marketing strategies in an effort to expand its Dealer base and finance contract acquisition and origination volume. The Company offers four finance contract programs to Dealers: (i) its zero down-payment program (which accounted for over 90% of the Company's finance contract acquisitions in the fiscal years ended June 30, 1994, 1995, and 1996; (ii) a military program; (iii) a first time buyer program; and (iv) a reduced income program. Recently, the Company implemented an extended warranty program in connection with The Firemen's Fund Insurance Company.
The warranty program allows the cost of an extended warranty underwritten by The Firemen's Fund Insurance Company to be funded above the Company's typical 105% of MSRP or Kelly Blue Book retail value (with certain limits).
In return for each extended warranty purchased, the Company receives a cash payment from The Firemen's Fund Insurance Company. Should the extended warranty be cancelled or the finance contract not go to term, the Company will receive a rebate of the unused premium financed.

The Company markets its programs solely to factory authorized new car dealers, typically with used vehicle sales operations. The Company targets factory authorized new car dealers for a number of reasons. The

Company believes that factory authorized new car dealers generally have higher quality inventory than independent dealers and tend to attract customers with more desirable credit performance characteristics. Management of the Company also believes that factory authorized dealers are generally backed by greater capital levels as compared to independent dealers and are generally subject to periodic audits by their respective manufacturers.

The Company's field sales representatives identify and target Dealers that have established, or are considering establishing, customer solicitation programs designed to attract sub-prime credit consumers. Each field sales representative typically is responsible for pursuing and maintaining relationships with 75 to 125 Dealers. The Company's field sales representatives train the Dealer's personnel in the Company's finance programs. This training is continuous since dealerships generally experience a relatively high degree of personnel turnover. The training provided by the Company is designed to assist the Dealer in identifying consumers who will qualify for financing by the Company and structuring transactions that meet the Company's requirements. Approved Dealers enter into a non-exclusive written Dealer agreement with the Company (a "Dealer Agreement"). The Dealer Agreements generally provide that finance contracts are sold by the Dealer to the Company "without recourse" to the Dealer, except in limited circumstances including, among others, that: (i) the financed vehicle is not properly registered or titled showing the Company as first lienholder; (ii) the full down payment specified in the contract, if any, was not received by the Dealer; (iii) certain representations and warranties by the Dealer regarding the finance contract, the financed vehicle, the finance contract process and manner of sale are breached or untrue; or (iv) the Dealer has failed to comply with applicable federal and state consumer laws. The Company currently acquires finance contracts at a discount of 10% from Dealers. The following table indicates, for the states in which the Company acquired finance contracts in the fiscal years ended June 30, 1993, 1994, 1995 and 1996, the total number of factory-authorized Dealers in such states, the number of Dealers from which the Company has acquired finance contracts and the finance contract acquisition volume of the Company in dollars for such periods.

                                             Fiscal Year Ended
                   ----------------------------------------------------------
                                      June 30, 1993    June 30, 1994
                   ----------------------------------------------------------
                                          (dollars  in thousands)
                   Factory-                    Finance                Finance
                  Authorized   Originating    Contract   Originating  Contract
State              Dealers(1)    Dealers       Volume      Dealers     Dealers
Volume
Alabama......         370            3         $ 92           5      $   689
Arizona  ....         205            9          450           8          883
California ..       1,705          149        6,948          69        1,772
Colorado ....         270            -            -           -            -
Connecticut..         340            -            -           -            -
Florida......         935            -            -          59        5,947
Georgia......         590           37        4,259          84       12,357
Illinois.....       1,155            -            -           -            -
Indiana......         625            -            -           -            -
Kansas.......         335            -            -           -            -
Kentucky.....         350            -            -           -            -
Louisiana....         335            -            -           4           91
Maryland.....         590            -            -           1           12
Missouri.....         555            -            -           3           85
Mississippi..         245            -            -           -            -
Nevada.......          90            6          127           2           20
New Jersey...         700            7          130          57        4,267
New Mexico...         135            2           32           -            -
New York.....       1,350            -            -           -            -
North Carolina        700            1           21           8        5,227
Ohio.........       1,070            -            -           -            -
Pennsylvania.       1,410            -            -          16        1,049
South Carolina        325            2           48          13        1,127

                                            -9-

Tennessee....         420            1           16           -            -
Texas........       1,329            -            -           -            -
Virginia.....         580            1           22           2            -
West Virginia         220            -            -           -          212
Other........         560            1           36           -            -
                   ------          ---      -------        ----      -------
                   17,494          219      $12,181         331      $33,738
                   ======          ===      =======         ===      =======

(1) Source: National Automobile Dealers Association (data as of
    January 1, 1996).


                                   Fiscal Year Ended
                          ------------------------------------
                    June 30, 1995               June 30, 1996
                 -------------------         -------------------
                                  Finance                Finance
                 Originating     Contract   Originating  Contract
State              Dealers        Volume       Dealers   Volume

Alabama...              2            $286        21      $3,609
Arizona...             13           1,451        21       1,843
California...          23             539         7         385
Colorado..              2              47        28       1,381
Connecticut...         10             869         5       4,453
Florida....           149          18,995       291      93,472
Georgia....           107          16,900       164      64,933
Ilinois....             -               -        58       2,839
Indiana....            28           1,994        44       5,694
Kansas....              -               -        27       2,444
Kentucky....            -               -        40       3,426
Louisiana....          67          25,402        96      30,355
Maryland....            4             516        22       2,355
Missouri....            3              31        54       6,108
Mississippi...          3             226        33       7,233
Nevada...              16           1,457        20       4,744
New Jersey...          66           4,576        75       8,934
New Mexico...           3             226        33       7,233
New York....           45           3,250       116      10,009
North Carolina..       51          28,928       103      68,459
Ohio........           40           2,220        65      10,215
Pennsylvania..         51           5,260       101      13,252
South Carolina.....    26           3,868        55       9,301
Tennessee......        14           1,223        62      10,161
Texas.......           47           6,181       227      57,902
Virginia.......        19           1,930        85      10,816
West Virginia.....     21           5,699        54      14,585
Other........          10             337        26         872
                       --           -----        --      ------
                      820         $13,294     1,916    $451,536
                      ===         =======     =====    ========


During the fiscal year ended June 30, 1996, no single Dealer accounted for more than 1.5% of the finance contracts acquired, and only one group of Dealers under common control accounted for approximately 5.1% of the finance contracts acquired for the fiscal years ended June 30, 1996. During the fiscal years ended June 30, 1994 and 1995, City Chevrolet Automotive Company, in Charlotte, North Carolina, accounted for approximately 12.6% and 4.5%, respectively, of the finance contracts acquired and leases originated by the Company during such periods, and Dealers in the Hendrick Automotive Group, including City Chevrolet Automotive Company, accounted for approximately 16.5% and 12.5%, respectively, of the finance contracts and leases acquired or originated during those periods. No other Dealer accounted for more than 5.0% and 3.0% of the finance contracts acquired in the fiscal years ended June 30, 1994 and 1995, respectively. The Company believes that it has a good working relationship with the Hendrick
Automotive Group.

Warehouse Credit Facilities.

The Company currently operates under three warehouse credit facilities.
Two of the Company's warehouse credit facilities are provided by III Finance
Ltd.: one offering $100 million of credit (less amounts outstanding under the lease facility provided by III Finance Ltd.) for the acquisition of automobile finance contracts and the other offering $50 million for the acquisition of automobile leases. At June 30, 1996, the Company had aggregate principal and interest of $37.1 million and $439,000, respectively, outstanding under these warehouse credit facilities. Under the terms of these facilities, the loss of either Angelo R. Appierto or Joseph F. Battiato in their present capacities with certain subsidiaries of the Company would constitute an event of default. To the extent that the Company would be unable to secure alternative sources of funding, the loss of these facilities could have an adverse impact on the Company s finance contract acquisition activities. The Company also obtained in May 1996 a warehouse facility from Greenwich Capital, offering $100.0 million of credit for the acquisition of automobile finance contracts. At June 30, 1996, the Company had $100.0 million available under this facility.

Securitization Program

The periodic securitization of finance contracts is an integral part of the Company's automobile finance program. Securitizations enable the Company to reliquify and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. Through June 30, 1996, the Company completed thirteen privately placed automobile finance contract securitizations of approximately $582.0 million of automobile finance contracts. Eight of such securitizations were rated A+ by Duff & Phelps.
In addition, in December 1995, the Company entered into a commitment to sell $175 million of sub-prime automobile finance contracts to be resold as asset-backed securities, which was rated AAA by Standard & Poor's and Aaa by Moody's. As of June 30, 1996, the Company sold approximately $97.8 million of automobile finance contracts into this facility. In May 1996, the Company also obtained a firm commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, the first two securitizations aggregating $197.0 million, were rated A+ by Duff & Phelps.

In its securitization transactions, the Company sells pools of finance contracts to a special purpose subsidiary, which then sells the receivables to a trust in exchange for certificates ("Certificates") representing either a 100% undivided interest in, or secured obligations of, the trust. The Certificates are then sold to investors who receive principal and a stated pass-through rate of interest on the Certificate amount outstanding. The Company may also retain or sell an indirect interest in the transferred receivables that is subordinate to the interest of the Certificate holders. The retained interest entitles the holder to receive the residual cash flows from the trust after payment to investors, absorption of losses, if any, that arise in respect of the securitized finance contracts and payment of the other expenses and obligations of the trust. The Company is continually exploring other structures of securitization which can meet the changing needs of the financial and capital markets.

Upon each securitization, the Company recognizes the sale of finance contracts and records a gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interest, net of acquisition discounts and other deferred origination costs.
The Company values each retained interest by calculating the net present value of its expected residual cash distributions from the trust. The calculation of the gain or loss and of the retained interest arising from the securitizations embody prepayment, delinquency, default, recovery and interest rate assumptions that the Company believes are reasonable and consistent with assumptions that other market participants would use for similar financial instruments, and are discounted assuming an interest rate that the Company believes a third party purchaser of such financial instrument would demand. If actual experience differs from these assumptions, additional gains or losses to the Company would result. At June 30, 1996, the Company held retained interests from the securitization of receivables which were carried at an aggregate of $70.2 million, of which $70.0 million had been pledged to secure borrowings of $29.8 million.

If the Company were unable to securitize finance contracts in a financial reporting period, the Company would incur a significant decline in total revenues and net income or report a loss for such period. If the Company were unable to securitize its receivables and did not have sufficient credit available, either under its warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to investors or curtail its finance contract acquisition activities.

Servicing

The Company currently utilizes American Lenders Facilities, Inc. (a wholly owned subsidiary of CIGNA Corporation) ("ALFI") as its servicing company. The servicer accounts for and posts all payments received and provides certain financial reporting with respect to the Company's automobile finance receivables. The servicer's computer system provides its personnel with daily access to all information contained in the customer's contract and application, including the amount of the contract, maturity, interest rate, vehicle and reference information and payment history. Furthermore, the Company is provided with daily access to the servicer's data through downloading to the Company's PRIM computer system, described below.

In April 1996, the Company renewed its sub-servicing agreement with its third-party servicer, providing for the transfer of specific collection functions to the Company. Through this arrangement, the Company assumed responsibility for all consumer contact with respect to all leases and finance contracts acquired that were included in the Company's December
1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract purchase program at such time. The Company receives a fee from the third-party servicer for performing these functions. The Company, as sub-servicer, monitors the payment of the receivables, investigates delinquencies, communicates with the consumer to obtain timely payments, when necessary (through sub-contractors) repossesses and disposes of the financed vehicle and generally polices the receivable and its related collateral. If payment is not received within one day of its due date, the Company takes action by either mailing a written notice to the consumer or contacting the consumer by telephone. It is the Company's policy generally to work with the consumer to permit the consumer to keep the vehicle and continue payments. The Company believes that this policy is in the best interest of the Company, the participating Dealer and the consumer, as it builds goodwill and long term customer relationships and increases the possibility of the ongoing collectibility of the amount due. If a consumer misses a second monthly payment and is delinquent in his or her payment by more than 35 days and the Company has satisfactory reason to believe the consumer will not pay, the Company will initiate the necessary steps to repossess the vehicle. If the value received as a result of repossession and subsequent sale is materially less than the remaining balance on the receivable, the Company will seek to hold the consumer liable for the deficiency. The Company utilizes third party collection agencies to pursue such deficiency balances.

The Company intends to further the development of its servicing capabilities. The Company has a wholly owned subsidiary, Systems & Services Technologies, Inc. ("SST"), to conduct servicing activities. In July, 1996, SST financed the purchase of a building located in St. Joseph, Missouri for the Company's servicing activities with Commerce Bank. SST is currently renovating the building to accommodate its business activities.

Delinquency Control And Collection Strategy

The Company and, with respect to a limited number of accounts, ALFI, reviews any account that reaches 31 days of delinquency to assess the collection efforts to date and to refine, if appropriate, the collection strategy. The Company does not allow finance contracts to be re-written but allows finance contracts to be extended in certain limited circumstances. The Servicer and the Company generally will design a collection strategy that includes a specific deadline within which the obligation must be collected. Accounts that have not been collected during such period are again reviewed, and, unless there are specific circumstances which warrant further collection efforts, the account is assigned to independent bonded agencies for repossession. Repossessed vehicles are generally resold by the Servicer or the Company in its capacity as sub-servicer through wholesale auctions which are attended principally by Dealers. Such auctions typically result in an average recovery of 57.4% of the outstanding finance contract balance or approximately 85.7% of the Kelley Blue Book wholesale value.

For financial reporting purposes, the Company recognizes losses based on the aging profile of delinquent finance contracts. For purposes of reporting charge-off ratios, the Company reports both gross and net losses when all potential recoveries on a defaulted receivable have been realized. For the fiscal years ended June 30, 1994, 1995, and 1996, the Company's net loss ratio, based on the average outstanding finance contracts, including those finance contracts sold in securitization transactions, was 0.2%, 0.8% and 1.2%, respectively. Net losses reflect all recoveries including proceeds for the sale of the repossessed vehicles, risk default and other insurance proceeds, net of related repossession and disposition costs. As of June 30, 1996, the Company had 698 vehicles in repossession inventory with an outstanding finance contract balance of $7.9 million (2.4% of the average outstanding finance contract balance) and 1,552 finance contracts with an outstanding finance contract balance of $9.2 million (2.8% of the average outstanding finance contract balance) which were liquidated at auction and awaiting other recoveries. In accordance with the Company's reporting policy, the losses relating to these finance contracts will be reflected in the charge off ratios reported in future reporting periods.

In August 1995, the Company renegotiated its credit default insurance policy to allow the Company to delay its decision to insure its finance contract acquisitions from the time of acquisition to any time from acquisition to securitization or the sale of the finance contracts.

The Company believes that this flexibility allows it to better manage its cash flow needs as well as defray the costs incurred to securitize or sell its finance contracts. However, the Company may realize a higher degree of losses on finance contracts held for sale during the period they are held for sale because of the lack of credit default insurance on such finance contracts. In conjunction with the renegotiation of the Company's insurance policies, the Company's current insurance policy incorporates a deductible amount on claims presented for payment as opposed to a cash reserve from which claims are paid. As a result, the Company has reported an increase in its net loss experience. This change does not adversely affect the Company s results of operations. Upon receipt of all anticipated recoveries, the Company charges off any remaining balance on a receivable-by-receivable review.

Management Information Systems

The Company believes that high levels of automation are essential both for its efficient operations and to maintain its competitive position. The Company has spent in excess of $2.0 million developing the AutoMate, LeaseMate and PRIM (Product Reporting and Information Management) computer systems and databases. AutoMate is the acquisition software for finance contracts and LeaseMate is the origination software for leases. They are on-line, real-time systems employing advanced database management techniques. In addition to accumulating all relevant borrower and asset information, AutoMate and LeaseMate automatically request and receive credit reports from credit bureaus, create and merge all Dealer, borrower or lessee and internal documentation, automatically fax the appropriate documents to their destinations and prompt underwriting personnel through verification phone calls. An electronic copy of all documentation is kept on-line indefinitely. Prior to funding, AutoMate and LeaseMate perform over 100 data integrity, underwriting guideline and numerical accuracy checks.

Insurance

Each finance contract requires the borrower to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. The Company relies on a written representation from the selling Dealer and independently verifies that a borrower in fact has such insurance in effect when it purchases contracts. Each finance contract acquired by the Company is covered from the time of purchase by the VSI Policy. The VSI Policy has been issued to the Company by Guaranty National Insurance ("Guaranty National").

Physical Damage and Loss Coverage. The Company initially relies on the requirement, set in its underwriting criteria, that each consumer maintain adequate levels of physical damage loss coverage on the respective financed vehicles. ALFI tracks the physical damage insurance of consumers, and contacts consumers in the event of a lapse in coverage or inadequate documentation. Moreover, ALFI is obligated, as servicer, subject to certain conditions and exclusions, to assist the processing of claims under the VSI Policy. Guaranty National will insure each financed vehicle securing a contract against: (i) all risk of physical loss or damage from any external cause to financed vehicles which the Company holds as collateral; (ii) any direct loss which the Company may sustain by unintentionally failing to record or file the instrument evidencing each contract with the proper public officer or public office, or by failing to cause the proper public officer or public office to show the Company's encumbrance thereon, if such instrument is a certificate of title; (iii) any direct loss sustained during the term of the VSI Policy by reason of the inability of the Company to locate the consumer or the related financed vehicle, or by reason of confiscation of the financed vehicle by a public officer or public office; and (iv) all risk of physical loss or damage from any external cause to a repossessed financed vehicle for a period of 60 days while such financed vehicle is (subject to certain exceptions) held by or being repossessed by the Company.

The physical damage provisions of the VSI Policy generally provide coverage for losses sustained on the value of the financed vehicle securing a finance contract, but in no event is the coverage to exceed: (i) the cost to repair or replace the financed vehicle with material of like kind and quality; (ii) the actual cash value of the financed vehicle at the date of loss, less its salvage value; (iii) the unpaid balance of the contract;
(iv) $50,000 per financed vehicle; or (v) the lesser of the amounts due the Company under clauses (i) through (iv) above, less any amounts due under all other valid insurance on the damaged financed vehicle less its salvage value. No assurance can be given that the insurance will cover the amount financed with respect to a financed vehicle.

There is no aggregate limitation or other form of cap on the number of claims under the VSI Policy. Coverage on a financed vehicle is for the term of the related contract and is noncancellable. The VSI Policy requires that, prior to filing a claim, a reasonable attempt be made to repossess the financed vehicle and, in the case of claims on skip losses, every professional effort be made to locate the financed vehicle and the related borrower.

Credit Default Insurance. In addition to physical damage and loss coverage, the Company obtains credit default insurance policies for certain receivables it acquires. Generally, these policies are obtained for each securitized pool of receivables and as a result, benefit that pool's trustee and certificate holders. The insurance provides indemnification for certain losses incurred due to a deficiency balance following the repossession and resale of financed vehicles securing defaulted finance contracts eligible for coverage.
Coverage under these credit default policies is strictly conditioned upon the Company's maintaining and adhering to the credit underwriting criteria set forth in each policy. Under these policies, losses on each eligible contract are calculated in an amount equal to the Net Payoff Balance (as defined below) less the sum of (i) the Actual Cash Value (as defined below) of the financed vehicle plus (ii) the total amount recoverable from all other applicable insurance, including refunds from cancelable add-on products. The maximum coverage under these policies is $15,000 per contract.

From the time it commenced purchasing finance contracts until August 31, 1995, the Company relied upon a series of credit default insurance policies purchased through Agricultural Excess and Surplus Insurance Company ("AESIC") which were guaranteed by AESIC's parent, Great American Insurance Company. Each of these policies required that Aegis make a deposit of certain moneys to segregated accounts from which losses incurred under a policy would be paid. Once the funds in an account have been depleted by losses incurred under a policy, AESIC would directly reimburse the insured.

Since August 1995, the Company has relied upon a series of credit default insurance policies purchased through The Connecticut Indemnity Company ("Connecticut Indemnity"). Unlike the insurance provided by AESIC, these policies do not require the Company to deposit moneys to segregated accounts to pay losses. Instead, each of the Connecticut Indemnity policies provide that the Company bear losses until such loss exceeds 8% of the aggregate amount insured under that policy. Connecticut Indemnity is obligated to pay all losses in excess of this amount to the insured.

Credit default insurance was purchased for each of the finance contracts sold to a securitization trust with the exception of Aegis Auto Receivables Trust 1995-3 for which credit default insurance was purchased for only $31.8 million of the $60 million of finance contracts sold to that trust. Furthermore, none of the finance contracts contributed to Aegis Auto Owners Trust 1995 have the benefit of credit default insurance. As of June 30, 1996, the Company had contributed $97.8 million of finance contracts to the Trust.

"Actual Cash Value," for the purposes of credit default insurance, means gross proceeds from the sale of the repossessed automobile securing the finance contract. Under certain circumstances, this amount could be modified to reflect the greater of (i) gross proceeds from sale and (ii) the wholesale market value at the time of the loss as determined by an automobile guide provided by the insurer applicable to the region in which the financed vehicle is sold.

"Net Payoff Balance," for the purposes of credit default insurance, means the outstanding principal balance as of the default date plus late fees and corresponding interest no more than 90 days after the date of default. In no event shall Net Payoff Balance include non-approved fees, taxes, penalties or assessments included in the original instrument, or repossession, disposition, collection, remarketing expenses and fees or taxes incurred.

Regulation

The Company acts as a sales finance company in 38 states and is licensed and/or registered in each state where it is required to be licensed.
The Company is subject to varying degrees of regulation and periodic examination in such states. In addition, numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. The laws of some states impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law.
These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such finance contract liable to the obligor thereon for any violations by the assignor. The Company verifies the accuracy of disclosure for each receivable that it purchases; however, the Company, as an assignee of finance contracts, may be unable to enforce some of its finance contracts or may be subject to liability to the obligors under some of its finance contracts if such finance contracts do not comply with such laws.

The Company is subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission. These laws require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the amount financed, the total finance charge and the annual percentage rate charged on each automobile finance contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against finance contract applicants (including finance contract obligors) on the basis of race, color, religion, national origin, sex, age or marital status or on the basis that income is derived from public assistance. Under the Equal Credit Opportunity Act and Regulation B promulgated thereunder, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer finance contract and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the Federal Trade Commission's Rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's Guide which explains any applicable warranty coverage for such vehicles. In addition to limiting the types of property which may be taken as collateral, the Credit Practices Rule of the Federal Trade Commission imposes additional restrictions on finance contract provisions and credit practices.

Certain of the states in which the Company operates prohibit Dealers from charging a finance charge in excess of statutory maximum rates. Finance charges include interest and any cash sale differential. The Company's agreements and other communications with Dealers stress the importance of Dealers' compliance with all applicable laws. The Company's contractual agreements with Dealers obligate Dealers to comply with all applicable laws, and provide that each Dealer must indemnify the Company for any violation of law relating to a finance contract acquired from the Dealer. Every obligor (as part of the standard financing documentation) currently acknowledges by signing the retail installment contract that the obligor is aware, and approves, of the Dealer's intended sale of the finance contract at a discount to the Company. To the best of the Company's knowledge, the obligor was not quoted a lower price for a cash purchase. Further, it is the Company's policy to terminate its relationship with any Dealer where the Company becomes aware of such incidents perpetrated either with the knowledge or tacit assent of the Dealer or by more than one salesperson at a particular Dealer. As of June 30, 1996, no Dealer had been so terminated. To the knowledge of the Company, no action has been brought or is currently threatened or contemplated against the Company alleging that Dealers regularly charge cash sale differentials. Nevertheless, if it were determined that a material number of finance contracts acquired by the Company involved violations by Dealers of applicable laws and regulations, the Company's financial position could be materially adversely affected and a widespread pattern of violation by Dealers could have a material adverse effect on the Company's future prospects.

In the event of default by an obligor on a finance contract, the Company is entitled to exercise the remedies of secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the obligor voluntarily surrenders a vehicle, self-help repossession by an independent repossession specialist engaged by the Company is usually employed by the Company when an obligor defaults. Self-help repossession is accomplished by retaking possession of the vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order. None of the states in which the Company presently does business, except for Louisiana, has any law that would require the Company, in the absence of a probable breach of the peace, to obtain a court order before it attempts to repossess a vehicle.

In most jurisdictions, the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time, and place of any public sale or the date after which any private sale of the collateral may be held. Unless the obligor waives his or her rights after default, the obligor in most circumstances would have the right to redeem the collateral prior to actual sale by paying the secured party all unpaid installments of the receivable (less any required discount for prepayment) plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys' fees, or, in some states, by payment of past-due installments. Repossessed vehicles are generally resold by the Company through wholesale auctions which are attended principally by dealers.

The Company, through one of its operating subsidiaries, is licensed by the Federal Housing Administration ("FHA") of the U.S. Department of Housing and Urban Development as an issuer of securities collateralized by HUD Title I Loans. As such, the Company is subject to certain regulations, including requirements for the maintenance of certain minimum levels of capitalization, and is subject to periodic examination by the FHA.

The Company believes it is in compliance with all material regulations applicable to it.

Employees

As of June 30, 1996, the Company and its subsidiaries employed 340 persons, including six in senior management and 334 in finance contract acquisition and administrative support. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Item 2: Properties.

Properties and Facilities

The Company's headquarters are located in approximately 30,000 square feet of leased space at 525 Washington Boulevard, Jersey City, New Jersey. The lease for such facility expires in August 2005. The Company's headquarters contain the Company's executive offices as well as those related to automobile finance contract acquisitions. The Company also has leases for office space in Irvine, California (expiring April 1999); Marietta, Georgia (expiring June 2005); and Merriam, Kansas (expiring December 1999) aggregating approximately 50,800 square feet. Such facilities are used for finance contract acquisitions, systems technology, sub-servicing and sales support.

Item 3:  Legal Proceedings.

Litigation

On April 28, 1996, Star Holdings, Inc. d/b/a The Sloane Organization filed a complaint against the Company in the United States District Court for the Southern District of New York, captioned Star Holdings, Inc. d/b/a The Sloane Organization vs. Aegis Consumer Funding Group Inc., alleging that it was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities through Greenwich Capital Markets, Inc. ("Greenwich Capital") in March 1996. On July 3, 1996, Star amended its complaint (as so amended, the "Amended Complaint") to claim fees under the finder's agreement and under the same common law principles cited in the original complaint, as well as additional theories asserted in the Amended Complaint in connection with the series of financing arrangements entered into by the Company and Greenwich Capital and in connection with a potential sale of common stock of the Company beneficially owned by Patrick Bennett to a purchaser allegedly introduced to Mr. Bennett by Star. The Amended Complaint seeks damages of at least $15.8 million, punitive damages of at least $525,000, reimbursement of expenses for $20,000, declaratory relief, costs, administrative fees and such other relief as the court deems appropriate. On July 15, 1996 the Plaintiff filed a motion (the "Attachment Motion") to attach the Company's assets based on allegations that the Company is dissipating its assets. The Company has filed responsive papers to the Attachment Motion. Additionally, the Company has filed a Motion to Dismiss most of the counts in the Amended Complaint. Star has filed a response to the Company's Motion seeking summary judgment on the Amended Complaint. The Company believes it has meritorious defenses to the allegations in the Complaint, the Amended Complaint, the Attachment Motion and the Motion for Summary Judgment and intends to defend the matter vigorously.

On May 2, 1996, a purported class action lawsuit on behalf of Josephine Thornton and other individuals, captioned Josephine C. Thornton, et al., on behalf of themselves and all others similarly situated vs. Bennett Finance Inc. et al., was filed in the New York Supreme Court for New York County against Bennett Finance Inc. and various other persons and entities alleged to have been affiliated with or employed by The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"). Other entities, including the Company, were named as defendants because they were allegedly alter egos and agents for Patrick Bennett, Michael Bennett, their parents and certain other named individual defendants. It is further alleged that, as such alter egos and agents, the corporate defendants, including the Company, engaged in common law fraud, negligent misrepresentations, deceptive acts or practices, sale of unregistered securities and breaches of fiduciary duty in connection with the financing activities of Bennett Funding and Bennett Management. Plaintiffs in this action seek an accounting, unspecified compensatory and punitive damages, injunctive relief, costs, attorneys' fees and such other relief as the court deems appropriate. The Company believes that the allegations as set forth in the complaint are without merit and intends to defend the matter vigorously.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to these actions, including the actions described above, in the aggregate or individually will not materially affect the results of operations, cash flows or financial position of the Company.

Item 4:  Submission of Matters to a of Vote of Security Holders.

The Annual Meeting of Stockholders of The Aegis Consumer Funding Group, Inc. was held on June 3, 1996. Two directors, Felice Cutler and Paul Fitzpatrick, were elected at the meeting. The following persons continue to serve as Directors after the meeting:

Angelo R. Appierto       Chairman of the Board and
                         Chief Executive Officer
Gary D. Peiffer          Vice Chairman of the Board and
                         General Counsel
Carl Frischling          Director

The following matters were voted upon at the meeting:
1.The election of Felice Cutler and Paul Fitzpatrick to the Board of
   Directors.
2.The approval of the amendment of the Company's 1994 Stock Option Plan
  (the "1994 Plan") by adopting the 1994 Plan as amended.
3.The approval of the adoption of the Company's 1996 Stock Option Plan. 4.Any and all other matters that may properly come before the meeting and any adjournment thereof.

The results of the voting were as follows:
  1.  On Proposal Number 1 - The election of Felice
    Cutler to the Board of Directors.
      For      13,183,706
      Against           0
      Abstain      70,112

 2.  On Proposal Number 2-The election of Paul Fitzpatrick to the
     Board of Directors.
      For      13,183,706
      Against           0
      Abstain      70,112

 3.  On Proposal Number 3 - The approval of the amendment of the
     1994 Plan by adopting the 1994 Plan, as amended.
      For      10,312,335
      Against     227,392
      Abstain     115,085

 4.  On Proposal Number 4 - The approval of the adoption of the
     Company's 1996 Stock Option Plan.
      For      10,263,935
      Against     233,692
      Abstain     131,985

                                  PART II

Item 5:  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "ACAR". The following table sets forth, for the periods indicated, the high and low per share sales prices for the Common Stock as reported on the NNM.

                                                     Price of Common Stock
Fiscal year ended June 30, 1995:                        High           Low
Quarter Ended June 30, 1995 (from April 6, 1995)      $8 1/4         $7 1/4

Fiscal year ended June 30, 1996
Quarter ended September 30, 1995                      $8 3/8         $    7
Quarter ended December 31, 1995                        8 3/4              7
Quarter ended March 31, 1996                           7 1/2          5 5/8
Quarter ended June 30, 1996                            6 5/8              5

As of June 28, 1996, there were approximately 3,000 holders of record of the Company's Common Stock.

The Company's capital stock consists of 30,000,000 authorized shares of common stock, par value $.01 per share, of which, as of August 26, 1996, 15,842,550 shares were issued and 15,762,550 shares were outstanding; and 2,000,000 authorized shares of preferred stock, par value $.10 per share, of which, as of August 26, 1996, 1,100 shares were authorized as Series C with 920 shares issued and 385 shares were outstanding.

The Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the current intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations, and accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future.

The transfer agent and registrar for the Company's Common Stock is FCTC
Transfer Services, 111 Wood Avenue South, Suite 206, Iselin, NJ  08830.

Item 6:  Selected Financial Data.

                                               Year Ended June 30,
                                      1993        1994        1995       1996
                                             (dollars in thousands)
Statement of Income Data:
Auto Finance Revenues
 Gains from securitization
 transactions                       $   -    $ 2,876(1)     $9,523   $32,429
 Interest Income                        -      1,321         6,710    13,406
 Fees and commissions                 438      2,294           259       274
 Other income                           -          -           230       113
                                      ---      -----          ----    ------
   Total auto business revenues       438      6,491        16,722    46,222
Other business revenues(2)          5,926      4,686         1,088       106
                                    -----      -----         -----    ------

       Total revenues               6,364     11,177        17,810    46,328
                                    -----     ------        ------    ------
Operating Expenses
  Salaries and other employee costs 2,701      3,568         3,897     8,266
  Interest expense                      -        968         4,794    10,091
  Provision for credit losses           -        287           941     3,505
  Other operating expenses          3,016      3,599         4,511     6,898
                                    -----      -----         -----    ------
   Total operating expenses         5,717      8,422        14,143    28,760
                                    -----      -----        ------    ------
  Charge for release of Escrowed
   Shares (3)                           -          -           879       807
                                    -----      -----        ------    ------
  Operating income                    647      2,755         3,042    16,761

  Provision for income taxes          334      1,352         1,768     7,472
                                     ----      -----         -----     -----
  Net income                         $313     $1,403        $1,274    $9,289
                                     ====     ======        ======    ======
Net income available for
 common stockholders                 $313     $1,178        $1,079    $9,018
                                     ====     ======        ======    ======
Portfolio Data:
Number of finance contracts
acquired                            1,148      2,964        10,895    36,739
Amount of finance contracts
 acquired                         $12,181    $33,738      $132,294  $451,536
Weighted average size of
 finance contracts acquired         $10.6      $11.4         $12.1     $12.3
Weighted average interest rate
 of finance contracts acquired      20.6%      20.1%         20.2%     20.1%
Finance contract portfolio
 securitized                       $4,289    $26,043      $119.251  $432,410
Repossession Inventory:
  Number of vehicles                    9         30            78       698
  Defaulted principal balance         $99       $322          $840    $7,861
Finance Contracts liquidated
 awaiting other recoveries:
  Number of vehicles                   11         25            30     1,552
  Defaulted principal balance         $53       $124          $122    $9,212
Gross charge-off ratio(4)(5)         0.4%       2.1%          3.4%      2.4%
Net charge-off ratio(4)(6)            N/M       0.2%          0.8%      1.2%
Number of leases originated(7)          -         92          1914        25
Amount of leases originated(7)      $   -     $1,571       $29,025      $436
Weighted average interest rate
 of leases originated(7)               N/A      15.8%        16.6%     17.1%
Operating Data:
Finance contract
 portfolio outstanding(8)          $11,156    $38,844     $146,557  $500,694
Delinquency (>30 days) ratio(9)       3.8%       0.7%         6.5%      9.0%
Loans in repossession or
bankruptcy(10)                        1.9%       2.7%         2.3%      4.2%
                                      ----       ----         ----      ----
Total delinquencies                   5.7%       3.4%         8.8%     13.2%
                                      ====       ====        =====     =====
Number of states                       N/M         14           25        32
Number of Dealers                      N/M        375        1,200     2,200
Number of sales representatives        N/M          8           24        49


                                                     At June 30,
                                         1993      1994      1995     1996
Balance Sheet Data:
Cash and cash equivalents                $495      $981     $5,971   $3,091
Automobile finance receivables, net         -    15,788     39,784   41,058
Retained interests in securitized
 receivables                            1,243     4,434     23,985   70,243
  Total assets                          4,442    23,527     84,737  121,452
Warehouse credit facilities                 -    15,260     48,162   37,154
Notes payable                               -         -     12,956   29,897
Stockholders' equity                     2,677     4,083     15,697   33,991

(1) Includes approximately $678,000 in gains realized from related parties in connection with securitization transactions.
(2) Other business revenues represents revenues from the Company's non-automobile finance related activities.
(3) Represents a charge for release of 113,386 shares in 1995 and 150,118 shares in 1996 of Common Stock placed in escrow by the executive officers of the Company in connection with the Company s initial public offering of Common Stock.
(4) The Company records both gross and net losses when all potential recoveries on a defaulted finance contract have been realized.
(5) The gross charge-off ratio is calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance; net of repossession and liquidation costs, as a percentage of average outstanding principal balance of the finance contract portfolio outstanding as of each period end.
(6) The net charge-off ratio equals the aggregate balance of finance contracts liquidated (including those previously sold in securitized transactions) plus repossession and liquidation expenses, less all recoveries from the sale of the collateral, risk default and other insurance proceeds or otherwise, as a percentage of average outstanding principal balance of the finance contract portfolio as of each period end.
(7) The Company ceased funding leases in the first quarter of its 1996 fiscal year.
(8) Principal balance of all finance contracts acquired, including those previously sold in securitized transactions and excluding those which are in repossession and no longer eligible for reinstatement as of each period end.
(9)  Percentage based on outstanding principal balance.
(10) Includes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.
N/M not meaningful.

QUARTERLY FINANCIAL DATA:
Summarized financial data is as follows (dollars in thousands, except for per share amounts):


                                         Quarter Ended
                          Sept. 30,    Dec.31,    March 31,    June 30,
                            1995        1995        1996         1996

Revenues                   $9,158      $9,405     $13,064      $14,700
                            -----      ------     -------      -------
Interest expense            2,124       2,459       2,723        2,784
Other expenses              3,386       3,720       5,824        6,547
                            -----       -----       -----        -----
Total expenses              5,511       6,179       8,547        9,331
                            -----       -----       -----        -----
Net income before
 income taxes               3,647       3,227       4,517        5,369
Provision for income taxes  1,641       1,384       1,988        2,460
                            -----       -----       -----        -----
Net income                 $2,006      $1,844      $2,529       $2,909
                           ======      ======      ======       ======
Net income available to
 shareholders              $2,006      $1,844      $2,529       $2,768
                           ======      ======      ======       ======
Net income per common share:
     Primary                $0.15       $0.13       $0.17        $0.19
                            =====       =====       =====        =====
     Fully Diluted          $0.14       $0.12       $0.16        $0.18
                            =====       =====       =====        =====

The quarters ended December 31, 1995, March 31, 1996 and June 30, 1996 included write downs on retained interests in securitized receivables of $1.5 million, $2.5 million and $3.5 million, respectively.

The quarter ended June 30, 1996, included a non-cash charge $807,000 from the release of escrowed shares which was offset by an increase in paid-in-capital. There was no impact on total stockholders' equity as a result of the escrow share release and the resultant non-cash charge.

Item 7:  Managements Discussion and Analysis of Financial Condition and
Results of Operations.

     The following discussion of the financial condition and results of operations of the Company relates to fiscal years ended June 30, 1994, 1995 and 1996, and should be read in conjunction with the preceding Selected
Financial Data and the Company's Consolidated Financial Statements and
Notes thereto included elsewhere in this annual report. All references to full years are to the applicable fiscal year of the Company.

Overview

     The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992, through June 30, 1996, the Company has acquired approximately $630.2 million of finance contracts, of which $582 million have been securitized in thirteen offerings of asset-backed securities.

     The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.


                                                                       For the Quarters Ended
                            --------------------------------------------------------------------------------------------

                            June 30,  Sept. 30,   Dec. 31,    Mar.31, June 30,  Sept. 30, Dec. 31.  Mar. 31,   June  30,
                              1994      1994       1994        1995     1995      1995     1995        1996       1996
                                                                      (dollars in thousands)
Number of finance contracts
acquired during period .     1,539      1,729      1,583      2,688    4,901      5,943    8,190      10,569     12,037
Average finance contract
 balance .                   $11.7      $12.0      $12.1      $12.2    $12.2      $12.2    $12.3       $12.2      $12.4
Aggregate value of finance
 contracts acquired during
 period.                    18,010     20,712     19,188     32,785   59,609     72,562  100,582     128,781    149,612
Gains from securitization
transactions(1)(2) .           645      1,600        741      1,984    5,197      6,023    7,424      12,759     10,824
Gains from whole loan sales.     -         87        124        604       40         48       64         111        290
Net interest (expense) income.(63)        747        334        213      765        866    1,021         546        993
Total revenue. .             2,808      2,462      1,949      2,498    6,111      7,034    6,946      10,341     11,916
Finance contracts securitized
during period. .            18,539     23,251     21,000     21,000   54,000     67,630   85,368     130,138    149,274
Finance contracts sold during
period . . . . .                 -        998      1,750      8,561    1,000      1,000    1,801       2,752      2,250
Servicing portfolio
(at period end)(3)          38,844     55,032     69,248     94,576  146,557    197,911  287,481     401,704    500,694

(1)  Excludes gains from whole loan sales of finance contracts.
(2) The quarters ended December 31, 1995, March 31, 1996 are before write downs of $3.1 million, $1.5 million and $3.5 million, respectively, taken on prior retained interests in securitized receivables.
(3) Excludes finance contracts in bankruptcy, authorized for repossission and still eligible for reinststement.

Revenues

 The Company's primary sources of revenues consist of two components: gains from securitization transactions and interest income.

 Gains from Securitization Transactions. The Company warehouses the finance contracts it acquires and periodically sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference (gross spread ) between the annual rate of interest paid by the consumer (APR) on the finance contracts acquired and the interest rate on the asset-backed securities sold (certificate rate). When the Company securitizes its finance contracts, it records a gain from securitization transactions and establishes an asset referred to as retained interest in securitized receivables. Gains from securitization transactions are equal to the retained interest on the securitized receivables plus the difference between the net proceeds from the securitization and the cost (including the cost of VSI Policy and credit default premiums) to the Company of the finance contracts sold. The retained interest on securitized receivables represents the estimated present value of the estimated future cash flows to be received by the Company, discounted at a market-based rate, taking into consideration (i) contractual obligations of the obligors,
(ii) amounts due to the investors in asset-backed securities, (iii) various costs of the securitizations, including the effects of hedging transactions, if any, and (iv) adjustments to the cash flows to reflect estimated prepayments of finance contracts and losses incurred in connection with defaults. Subsequent to securitization, the Company continues to service the securitized finance contracts, for which it recognizes servicing fees over the life of the securitization. Retained interest in securitized receivables represents the difference between the weighted average finance contract rate earned and the rate paid on certificates issued to the investors in the securitization, less servicing fees and other costs over the life of the securitization. Retained interest in securitized receivables is computed by taking into account certain assumptions regarding prepayments, defaults, servicing and other costs. The Company reviews on a quarterly basis the retained interest in securitized receivables. If actual experience differs from the Company s assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against gains from securitization transactions. The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company also bases these assumptions on the performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on estimated repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company s credit default insurance.

 Interest Income. Interest income consists of: (i) interest income earned on finance contracts (ii) interest income earned on leases (the Company ceased funding leases in the quarter ended September 30, 1995),
(iii) servicing fees net of expenses, (iv) the accretion of finance contract acquisition discounts net of related capitalized costs and (v) the amortization of capitalized costs net of origination discounts for leases. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired,
(b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse credit facilities prior to securitization, and (c) the length of time such finance contracts are funded by the warehouse credit facilities prior to securitization. Finance contract acquisition growth has a significant impact on the amount of interest income earned by the Company.

The following table provides information for each of the Company's rated securitizations:


                                 Weighted
                       Remaining  Average  Weighted
                       balance at Finance  Average
               Original June 30,  Contract Certificate       Gross     Net
Securitizations Balance  1996      Rate    Rate    Ratings Spread(1) Spread(2)
- --------------- -------  -----    ------   -----    -----   -------  --------
Aegis Auto Receivables Trust,
Series:
1994-A . .    $18,539    $6,826   20.28%   7.74%       A(3)   12.54%    8.70%
1994-2 . .     23,251    10,511    19.82    8.04      A+(3)    11.78    8.12
1994-3 . .     21,000(4) 11,139    19.66    9.46      A+(3)    10.20    6.46
1995-1 . .     21,000(4) 13,198    20.41    8.60      A+(3)    11.81    8.46
1995-2 . .     54,000(4) 38,152    19.94    7.16      A+(3)    12.78    8.98

1995-3 . .     60,000(4) 48,729    20.04    7.09      A+(3)    12.95   10.12
1995-4 . .     70,000(4) 62,366    19.88    6.65      A+(3)    13.23   10.41
1996-1 . .     92,000(4) 87,531    20.13  8.44(5) A+,BBB,BB/   11.69    8.89
                                                 A+,BBB+,BB(6)
1996-2 . .    105,000(4)104,392    20.10  8.93(7)A+BBB+,BB(8)  11.17    8.40
Aegis Auto
Owners Trust   97,780    92,562    20.14   6.53AAA/Aaa,Baa2 (9)13.61 10.87(10)

(1) Difference between the weighted average rate of interest on finance contracts and the weighted average rate of interest on the trust certificates (the "Weighted Average Certificate Rate").
(2) Difference between weighted average rate of interest on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses,if any.
(3) Indicates ratings by Duff & Phelps.
(4) Includes prefunded amounts which were transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4,1996-1,
    1996-2 and by the first week of the next quarter for 1994-3.
(5) The Weighted Average Certificate Rate is composed of the following:
    The Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
(6) The 1996-1 Securitization has Class A Notes rated A+ by Duff &
    Phelps and A+ by Fitch; Class B Notes rated BBB by Duff & Phelps and BBB+ by Fitch and Class C Notes rated BB by Duff & Phelps and BB by Fitch.
(7) The Weighted Average Certificate Rate is composed of the following:
    The Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%
(8) The 1996-2 Securitization has Class A notes rated A+ by both Duff &
    Phelps and Fitch;  Class B Notes rated BBB by Duff and Phelps and
    BBB+ by Fitch and Class C Notes rated BB by both Duff & Phelps and Fitch.
(9) The Company has a total funding commitment of $175.0 million, of which $15.4 million was funded in the second quarter of the fiscal year ended June 30, 1996, $38.1 million was funded in the third quarter of the fiscal year ended June 30, 1996 , $44.3 million was funded in the fourth quarter of fiscal year ended June 30, 1996 and the remaining $77.2 million will be filled over the next nine months. The Owner Trust Facility has Class A Notes rated AAA by Standard & Poor s and Aaa by Moody s and Class B Certificates rated Baa2 by Moody's.
(10) Amortized over maximum $175.0 million facility.

Results of Operations

Fiscal Year Ended June 30, 1996 Compared To Fiscal Year Ended June 30, 1995.

Revenues

  Revenues increased to $46.3 million for the fiscal year ended June 30, 1996 from $17.8 million for the fiscal ended June 30, 1995, an increase of $28.5 million or 160.1%.

 Gains from Securitization Transactions. Gains from securitization transactions increased to $32.4 million for the fiscal year ended June 30, 1996 from $9.5 million for the fiscal year ended June 30, 1995, an increase of $22.9 million or 240.5%. The increase in securitized gains was offset by write downs of $7.5 million taken on the retained interests in securitized receivables from earlier securitizations and a $600,000 valuation allowance on a note receivable from a then-related party created in a prior sale of a retained interest. Additionally, the Company's securitization costs increased by approximately $326,000 as a result of the inherent costs associated with issuing warrants to Greenwich Capital in connection with the Securitization Facility. Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. During the year ended June 30, 1996, the Company incurred $7.5 million of, what management believes to be, permanent losses on its retained interests in securitized receivables portfolio. The cause of the permanent impairment was higher than expected default rates on the underlying finance contracts. As a result of these increases, current assumptions utilized in current valuations have been adjusted to reflect the higher default rates.

 Interest Income. Interest income increased to $13.6 million for the fiscal year ended June 30, 1996 from $6.9 million for the fiscal year ended
June 30, 1995, an increase of $6.7 million or 97.1%, primarily as a result of the Company s increased finance contract volume. The Company s weighted monthly average outstanding balance of finance contracts owned increased to $50.3 million in the fiscal year ended June 30, 1996 from
$18.3 million for the fiscal year ended June 30, 1995, an increase of
$32.0 million or 174.9%.   Since the Company s weighted average coupon has
remained at approximately 20.5%, the increase in interest income is partially attributable to the increase in the weighted average outstanding balance of $32.0 million during the fiscal year ended June 30, 1996 or approximately $6.6 million. (Interest income is net of servicing fees paid and earned.)

Operating Expenses. Operating expenses increased to $29.6 million for the fiscal year ended June 30, 1996 from $14.8 million for the fiscal year ended June 30, 1995, an increase of $14.8 million or 100.2%.

 Interest Expense. Interest expense increased to $10.1 million for the fiscal year ended June 30, 1996 from $4.8 million for the fiscal year ended June 30, 1995, an increase of $5.3 million or 110.5%, as a result of the increased financing requirements caused by the Company s increased finance contract acquisition activity. The increase in interest expense represents 51.1% of the total increase in operating expenses and is partially attributable to the Company s warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 9.0625% to as high as 10.125% for the fiscal year ended June 30, 1996 compared to a low of 8.5% and a high of 10.1875% for the fiscal year ended June 30, 1995. In addition, the Company s monthly average outstanding balance on its warehouse credit facility increased to $74.4 million for the fiscal year ended June 30, 1996 from $37.6 million for the fiscal year ended June 30, 1995. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $20.2 million for the fiscal year ended June 30, 1996 compared to a monthly outstanding average balance of $8.2 million for the fiscal year ended June 30, 1995.

 Salaries and Other Employee Costs. Salaries and other employee costs increased to $8.3 million for the fiscal year ended June 30, 1996 from $3.9 million for the fiscal year ended June 30, 1995, an increase of $4.4 million or 112.2%, due to an increase in the number of employees to approximately 340 at June 30, 1996 from approximately 140 employees at June 30, 1995 and approximately $2.0 million of bonus expense based on the Company's pre-tax net income for the fiscal year ended June 30, 1996.
For the fiscal year ended June 30, 1995, certain members of senior management elected to forgo bonuses that would have aggregated approximately $200,000.

 Provision for Credit Losses. The provision for credit losses increased to $3.5 million for the fiscal year ended June 30, 1996 from $941,000 for the fiscal year ended June 30, 1995, an increase of $2.3 million due to: (i) the Company's increased acquisition volume of finance contracts; (ii) the Company's decision to discontinue purchasing credit default insurance on its lease origination effective January 1995; (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its finance contract acquisitions (to the extent finance contracts remain uninsured for default, the Company's loss ratio is higher); (iv) the increase in delinquent automobile finance receivables (as discussed below); and (v) the higher amount of finance contracts and leases owned by the Company at June 30, 1996 ($41.1 million) as compared to June 30, 1995 ($39.8 million). These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid, sold or charged off) to 7.1% in 1996 from 2.9% in 1995. The Company maintains residual value insurance relating to its entire lease portfolio.

 Charge for Release of Escrowed Shares. Charge for release of escrowed shares decreased to $809,000 for the fiscal year ended June 30, 1996 from $879,000 for the fiscal year ended June 30, 1995, a decrease of $72,000 or 8.2%. The decrease is a result of the decrease in the Company's quoted market price of $5 3/8 at June 30, 1996 from $7 3/4 at June 30, 1995; the market price is one of the components for computing the charge. The other component is the number of shares released. In fiscal 1996, 150,118 shares of the 1,078,308 remaining escrowed shares were subject to the charge compared to 113,386 shares of the 814,455 released in fiscal 1995. All escrowed shares owned by the executive officers were subject to this charge. As of June 30, 1996, all escrowed shares are being released, thus the Company will not incur this expense in future years.

 Rent and Electricity, Office Expenses and Communications. Rent and electricity charges increased to $1.3 million for the fiscal year ended
June 30, 1996 from $616,000 for the fiscal year ended June 30, 1995, an increase of $634,000 or 102.9% due to all processing centers being opened or expanded for the full fiscal year of 1996, whereas in the fiscal year
1995 two of the Company's processing centers were newly leased in the latter part of the third quarter. In addition, in the second quarter of fiscal 1996, the Company expanded its Jersey City Headquarters and in the third quarter of fiscal 1996 the Company relocated and expanded its collections department located in Irvine, California. Correspondingly, office expenses increased to $900,000 for the fiscal year ended June 30, 1996 from $744,000 for the fiscal year ended June 30, 1995, an increase of $156,000 or 20.9% and communication expenses increased to $975,000 for the fiscal year ended
June 30, 1996 from $607,000 for the fiscal year ended June 30, 1995, an increase of $368,000 or 60.8%. Communication expenses include expenses relating to receiving and sending electronic data including expenses relating to obtaining credit reports and other data services, telephone charges, faxes, the linking of the collections department to the third party servicer and the linking of all the offices to systems development location in the Merriam, Kansas facility.

 Professional fees. Professional fees, including those paid to related parties, increased to $1.3 million for the fiscal year ended June 30, 1996 from $722,000 for the fiscal year ended June 30, 1995, an increase of $534,000 or 74.0% due to the following: (i) an increase in accounting and auditing fees of approximately $100,000 primarily as a result of the new reporting requirements of the Company as a public company for the fiscal year ended June 30, 1996; (ii) an increase in legal fees of approximately $200,000 primarily as a result of the new reporting requirements of the Company as a public company for the fiscal year ended June 30, 1996 and as a result of defending primarily two lawsuits entered into against the Company as previously discussed; (iii) an increase of approximately $110,000 in directors fees; and (iv) an increase of approximately $124,000 in consulting fees (offset by a decrease in related party consulting fees of $225,000). During the fiscal year ended June 30, 1996, the Company engaged public relation firms to assist it in developing its marketing strategies in both the sub-prime automobile finance industry and in the investor community; whereas, these expenses were not incurred for the fiscal year ended June 30, 1995.

 Equipment Rental. Equipment rental increased to $687,000 for the fiscal year ended June 30, 1996 from $448,000 for the fiscal year ended June 30, 1995, an increase of $239,000 or 53.2% due to the increase in the number of employees to 340 at June 30, 1996 from 140 employees at June 30, 1995, the majority of the new employees require computers, the most significant component of equipment rental costs.

 All Other Operating Expenses. Other operating expenses increased to
$1.8 million for the fiscal year ended June 30, 1996 from $1.2 million for the fiscal year ended June 30, 1995, an increase of $709,000 or 63.2%.
This increase is the result of the following: (i) an increase in travel and entertainment expense of $173,000 due to the Company's expansion into new territories including seven new states; (ii) an increase in amortization and depreciation of $158,000 due to increased purchases of fixed assets, including leasehold improvements to expanded office space and (iii) an increase of $378,000 in other expenses such as insurance, advertising and promotional expenses, other taxes, such as state privilege taxes and other miscellaneous taxes and miscellaneous expenses.

 Income Taxes. Income taxes increased to $7.5 million (an effective tax rate of 44.6%) for the fiscal year ended June 30, 1996 from $1.8 million (an effective tax rate of 58.2%) for the fiscal year ended June 30, 1995, an increase of $5.7 million. The decrease in the Company's effective tax rate of 13.5% is a result of the decrease in the impact of permanent differences (primarily from the charge for the release of escrowed shares discussed above that is not tax deductible) between book and taxable income. For the fiscal year ended June 30, 1996, the impact of the charge for the release of escrowed shares decreased to 1.7% from 10.0% for the fiscal year ended June 30, 1995, a decrease of 8.3%, the other significant component is the state and local tax benefit which decreased to 7.1% for the fiscal year ended June 30, 1996 from 12.0% for the fiscal year ended June 30, 1995, a decrease of 4.9%.

 Net Income

 Net income increased to $9.3 million for the fiscal year ended June 30, 1996 from $1.3 million for the fiscal ye ar ended June 30 , 1995, an increase of $8.0 million or 629.3%. This increase resulted primarily from the increase in the size of automobile securitization transactions to $364.0 million for the fiscal year ended June 30, 1996 from $119.3 million for the fiscal year ended June 31, 1995.

Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994.

Revenues

 Revenues increased to $17.8 million for the fiscal year ended June 30, 1995 from $11.2 million for the fiscal year ended June 30, 1994, an increase of $6.6 million or 58.9%.

 In the fiscal year ended June 30, 1995, the Company increasingly focused on its automobile finance business, and its dependence on related party transactions declined. Revenues from non-automobile related businesses decreased to $1.1 million for the fiscal year ended June 30, 1995 from $4.7 million for the fiscal year ended June 30, 1994, a decrease of $3.6 million or 76.8%, or from 6.1% of total revenues for the fiscal year ended June 30, 1995 to 41.9% of total revenues for the fiscal year ended June 30, 1994. Non-automobile related revenues were derived mainly from related party consulting and other fee based engagements that involved analysis, administration and securitization of consumer-based receivable portfolios. Revenues from related party transactions (consisting entirely of non-automobile related consulting fees) decreased to $275,000 for the fiscal year ended June 30, 1995 from $4.1 million (consisting of $678,000 of automobile business revenues and $3.4 million of non-automobile related management and consulting fees) for the fiscal year ended June 30, 1994, a decrease of $3.8 million, or from 1.5% of total revenues for the fiscal year ended June 30, 1995 to 36.5% of total revenues for the fiscal year ended June 30, 1994.

 Revenues from the Company's automobile finance business increased to $11.9 million for the fiscal year ended June 30, 1995 from $5.6 million for the fiscal year ended June 30, 1994, an increase of $6.3 million or 112.5%. This increase was primarily attributable to an increase in interest income to $6.7 million for the fiscal year ended June 30, 1995 from $1.3 million for the fiscal year ended June 30, 1994 and an increase in gains from securitization transactions to $9.5 million (including no related party revenues) for the fiscal year ended June 30, 1995 from $2.9 million (including related party revenues of $757,000) for the fiscal year ended June 30, 1994, an increase of $6.7 million or 231.1%. This increase was offset in part by a decrease in fees and commissions earned to $260,000 for the fiscal year ended June 30, 1995 from $2.3 million for the fiscal year ended June 30, 1994. The increases in automobile finance revenues are a result of the Company's efforts to focus on the automobile finance business versus its commission and fee based business.

 Revenues from the Company's non-automobile businesses declined to $1.1 million for the fiscal year ended June 30, 1995 from $4.7 million for the fiscal year ended June 30, 1994, a decrease of $3.6 million or 76.8%. This decrease in revenues from non-automobile businesses resulted from the significant reduction in the fiscal year ended June 30, 1995 of related party fees and commissions, gains from non-automobile securitization transactions and management fee revenues, which had decreased to $275,000 for the fiscal year ended June 30, 1995 from $3.4 million for the fiscal year ended June 30, 1994, a decrease of $3.1 million representing a 91.9% decline in related party revenues. There was also a decrease in fees and commissions and other income earned from non-related parties in the non-automobile business to $813,000 for the fiscal year ended June 30, 1995 from $1.3 million for the fiscal year ended June 30, 1994, a decrease of $468,000 or 36.5%. These decreases are attributable to the Company's efforts and resources being focused on its automobile business. Other income was derived from trailing revenues earned from transactions in previous periods and a forfeiture of a good faith deposit from a terminated transaction, both relating to the Company's HUD Title I Loan business line.

 Gains from securitization transactions. Gains from securitization transactions increased to $9.5 million for the fiscal year ended June 30, 1995 from $2.2 million for the fiscal year ended June 30, 1994, an increase of $7.3 million or 324.7%.

 Interest income. Interest income increased to $6.9 million for the fiscal year ended June 30, 1995 from $1.3 million for the fiscal year ended June 30, 1994, an increase of $5.5 million or 418.7%, primarily as a result of the Company's increased finance contract volume. The Company s weighted monthly average outstanding balance of finance contracts owned increased to $18.3 million in the fiscal year ended June 30, 1996 from $9.5 million for the fiscal year ended June 30, 1995, an increase of $8.7 million or 91.9%.
The Company s weighted average coupon is approximately 20.8% at June 30, 1995 and thus $1.8 million of the increase in interest income is attributable to the increase in the weighted average outstanding balance of $8.7 million. (Interest income is net of servicing fees paid and earned.) In addition, the Company s leases held increased to a weighted monthly average outstanding of $17.8 million in the fiscal year ended June 30, 1995 from a weighted monthly average outstanding of $174,000, an increase of $17.6 million.
The Company s weighted average interest rate on its lease portfolio at June 30, 1995 is 16.5%, thus the increase in interest on the lease portfolio represents approximately $2.9 million. The remaining difference of approximately $800,000 is attributable to the Company s weighted average interest rate on finance contracts increasing to 20.8% at June 30, 1995 from 19.9% at June 30, 1994, an increase of 0.9% and its weighted average interest on its leases increasing to 16.5% at June 30, 1995 from 15.7% at June 30, 1994, an increase of 0.8%.

 Operating Expenses. Operating expenses increased to $14.8 million for the fiscal year ended June 30, 1995 from $8.4 million for the fiscal year ended June 30, 1994, an increase of $6.4 million or 75.4%.

 Interest expense. Interest expense increased to $4.8 million for the fiscal year ended June 30, 1995 from $1.0 million for the fiscal year ended June 30, 1994, an increase of $3.8 million or 60.3% of the total increase in operating expenses. The increase is a result of the increased financing need required by the Company's increased finance contract acquisition and lease origination activity. In addition, the Company's warehouse credit facilities are at fluctuating interest rates that ranged from a low of 8.5% to a high of 10.1875% for the fiscal year ended June 30, 1995 compared to a low of 7.125% and a high of 8.5% for the fiscal year ended June 30, 1994. The Company also incurred related party interest expense of $253,000 for the fiscal year ended June 30, 1995 compared to $104,000 for the fiscal year ended June 30, 1994, an increase of $149,000 or 143.3%. The Company repaid its borrowings under the related party credit facility in April 1995 and has not borrowed under it subsequently.

 Salaries and Other Employee Costs. Salaries and other employee costs increased to $3.9 million for the fiscal year ended June 30, 1995 from $3.6 million for the fiscal year ended June 30, 1994, an increase of

$328,000 or 9.2% due to the increase in the number of employees to approximately 140 at June 30, 1995 from approximately 60 at June 30, 1994
(an increase of approximately 75%) offset by the increased amount of direct origination costs ultimately capitalized in accordance with relevant accounting rules incurred to acquire finance contracts and originate leases for the fiscal year ended June 30, 1995 as compared to the fiscal year ended June 30, 1994. For the fiscal year ended June 30, 1995, certain members of senior management elected to forgo bonuses that would have aggregated approximately $100,000, net of income tax effect. Had such bonuses been paid, net income for the fiscal year ended June 30, 1995 would have been $1.1 million, 11.2% less than reported net income.

 Provision for Credit Losses. The provision for credit losses increased to $941,000 for the fiscal year ended June 30, 1995 from $287,000 for the fiscal year ended June 30, 1994, an increase of $654,000 or 227.9% due to the Company's increased acquisition volume in finance contracts and origination volume in leases and the Company's decision to discontinue purchasing credit default insurance on its lease originations effective January 1995. As a result of this discontinuance, the Company's reserve rate as a percentage of total consumer receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid or sold) increased to 2.9% for the fiscal year ended June 30, 1995 from 1.7% for the fiscal year ended June 30, 1994. The Company maintains residual value insurance relating to its entire lease portfolio.

 Charge for Release of Escrowed Shares. Another significant component of the increase in operating expense was the charge for the release of Escrowed Shares of $879,000 (representing 13.8% of the total increase) for the fiscal year ended June 30, 1995 with no comparable charge for the fiscal year ended June 30, 1994.

 Rent and Electricity, Office Expenses and Communications. Rent and electricity charges increased to $616,000 for the fiscal year ended June 30, 1995 from $320,000 for the fiscal year ended June 30, 1994, an increase of $296,000 or 92.5% due to an increase in the number of processing centers to three for the fiscal year ended June 30, 1995 from two for the fiscal year ended June 30, 1994 and the expansion of the Company's systems and development facility in Kansas City and its headquarters facility and operation center in Jersey City. Correspondingly, office expenses increased to $744,000 for the fiscal year ended June 30, 1995 from $434,000 for the fiscal year ended June 30, 1994, an increase of $310,000 or 71.4% and communication expenses increased to $607,000 for the fiscal year ended
June 30, 1995 from $282,000 for the fiscal year ended June 30, 1994, an increase of $325,000 or 115.2%. Communication expenses include expenses relating to receiving and sending electronic data including expenses relating to obtaining credit reports and other data services, telephone charges, faxes and the linking of all the offices to systems development location in the Merriam, Kansas City facility.

 All Other Operating Expenses. Other operating expenses increased to $989,000 for the fiscal year ended June 30, 1995 from $478,000 for the fiscal year ended June 30, 1994, an increase of $510,000 or 106.7% (included in other operating expenses is an increase in equipment rental to $500,000 for the fiscal year ended June 30, 1995 from $200,000 for the fiscal year ended June 30, 1994, an increase of $300,000) due to the increase in finance contract acquisitions and lease originations and an additional operation center opened in 1995. These increases were offset by the following:
(i) a 100% decrease in a one-time expense of a purchase of a Dealer list and related support services for the fiscal year ended June 30, 1994 for $500,000 from a company in which a significant stockholder of the Company had a significant beneficial ownership interest; (ii) a decrease in professional fees to $722,000 for the fiscal year ended June 30, 1995 from $919,000 for the fiscal year ended June 30, 1994, a decrease of $196,000 or 21.3% that resulted substantially from the termination of a consulting agreement when the Company completed its initial public offering on April 6, 1995; and
(iii) travel and entertainment expense decreased to $127,000 for the fiscal year ended June 30, 1995 from $285,000 for the fiscal year ended June 30, 1994, a decrease of $158,000 or 55.5% due to changes in the composition of the Company's sales force and due to increases in capitalization of such expenses that are deemed to be a direct cost of acquisitions and in accordance with relevant accounting rules.

 Income Taxes. Income taxes increased to $1.8 million (an effective tax rate of 58.1%) for the fiscal year ended June 30, 1995 from $1.4 million
(an effective tax rate of 49.0%) for the fiscal year ended June 30, 1994, an increase of $416,000 or 30.7%. The increase in the Company's effective tax rate of 9.1% is primarily due to the non-cash charge of $879,000 relating to the release of Escrowed Shares which is not a deductible expense for tax purposes. This difference caused a 10.0% increase in the Company's effective tax rate. Other factors affecting the Company's effective tax rate were a decrease in the Company's state taxes, net of federal benefit, to a rate of 12.0% for the fiscal year ended June 30, 1995 from a rate of 15.0% for the fiscal year ended June 30, 1994, a net decrease of 3.0% and other factors increasing 2.0%. The decrease in state taxes is attributed to the Company moving its headquarters and northeast operating facility from New York, New York to Jersey City, New Jersey.

 Net Income. Net income decreased to $1.3 million for the fiscal year ended June 30, 1995 from $1.4 million for the fiscal year ended June 30, 1994, a decrease of $100,000 or 9.2%. The net income for the fiscal year ended
June 30, 1995 includes a non-cash charge of $879,000 for the release of Escrowed Shares (which is not deductible for tax purposes); excluding this charge, net income for the fiscal year ended June 30, 1995 would have been $2.2 million, or an increase of $750,000 or 53.4% from the fiscal year ended June 30, 1994. These increases resulted primarily from the increase in the number and size of automobile securitization transactions to four such transactions aggregating approximately $119.3 million for the fiscal year ended June 30, 1995 from one such transaction amounting to approximately $18.5 million for the fiscal year ended June 30, 1994. For the fiscal year ended June 30, 1995, certain members of senior management elected to forgo bonuses to which they were contractually entitled that would have aggregated $100,000, net of income tax effect. Had such bonuses been paid, the Company's net income would have been $1.1 million for the fiscal year ended June 30, 1995.

Financial Condition

 Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment (including vehicles held for repossession) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

 Automobile finance receivables, net of allowance for credit losses, increased to $41.1 million at June 30, 1996 from $39.8 million at June 30, 1995, an increase of $1.3 million or 3.3%. Finance contracts held for sale increased to $12.9 million at June 30, 1996 from $9.5 million at June 30, 1995, an increase of $3.4 million or 35.8%. Finance contracts held for investment increased to $11.4 million at June 30, 1996 from $2.2 million at June 30, 1995, an increase of $9.2 million or 418.2%. As of June 30, 1996, approximately $3.7 million of finance contracts held for investment were in the repossession process. The increase in the finance contracts held for investment was due primarily to the increased volume of finance contract acquisitions. These increases were offset, in part, by an increase in the allowance for credit losses to $3.1 million in 1996 from $1.2 in 1995 and a decrease in automobile leases held for investment to $19.8 million at June 30, 1996 from $28.0 million at June 30, 1995, a decrease of $8.2 million or 29.3%, primarily due to normal amortization and write offs.

 The number and principal balance of finance contracts held are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular quarterly basis.

 Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:

                               Year Ended June 30,
                          1994         1995      1996
                            (dollars in thousands)
Beginning balance. .   $  1,243    $  4,434   $23,985
Additions. . . . . .      6,117      21,347    56,749
Amortization . . . .      (123)     (1,796)    (2,991)
Sales. .                (2,803)         -           -
Write downs. . . . .         -          -      (7,500)
                        ------      ------    -------
Ending Blance           $4,434    $23,985     $70,243
                        =======    =======    ========

Delinquency Experience

The following tables reflect the delinquency experience of all finance contracts acquired or leases originated, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:

                             Finance Contract  Portfolio
                                      June 30,
                             1994               1995               1996
                                       (dollars in thousnads)
Principal balance
outstanding(1) .           $38,844            $146,557         $500,694
Number of finance contracts
 outstanding (1). . .        3,785              13,345           44,600
Delinquent loans
 31-59 days. . .               195  0.5%        $7,974  5.4%    $33,625  6.7%
 60-89 days  . .                36  0.1%         1,186  0.8%      9,172  1.8%
 90 days and over. . . . . .    40  0.1%           410  0.3%      2,054  0.4%
                             -----  ----        ------  ----     ------  ----
  Total                        271  0.7%         9,570  6.5%     44,851  8.9%
Finance contracts in
 repossession or
 bankruptcy(2)               1,051  2.7%         3,384  2.3%     21,022  4.2%
                             -----  ----         -----  ----     ------  ----
  Grand Total               $1,322  3.4%       $12,954  8.8%    $65,874  13.1%
                            ======  ====       =======  ====    =======  =====

(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.

                                             Lease Portfolio(1)
                                                At June 30,
                                  1994             1995           1996
                                          (dollars in thousands)
Principal balance
outstanding. . .                  $1,391         $27,756       $21,261
Number of contracts
outstanding  . .                      82           1,976         1,890
Delinquent loans (2)
 31-59 days. . .                      44  3.1%    $2,221  8.0%  $1,976  9.3%
 60-89 days  . .                       0  0.0%       688  2.5%      75  2.2%
 90 days and over. . . . . .           0  0.0%       160  0.6%     384  1.8%
                                   -----  ----    ------  ----   -----  ----
  Total                             $ 44  3.1%    $3,069 11.1%  $2,834 13.3%
                                    ====  ====    ====== =====  ====== =====

(1) The Company began originating leases in April 1994 and ceased funding leases in the first quarter of its 1996 fiscal year.
(2) Percentages based on outstanding principal balance;
includes vehicles in repossession and/or in bankruptcy.

Credit Loss Experience

 An allowance for credit losses is maintained for all finance contracts held for sale and for all finance contracts held for investment. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions are changed to reflect historical experience to the extent it deviates materially from that which was assumed.

 If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 35th day of delinquency, the Company's collections department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed automobile is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction, usually within 150 days of the repossession. The Company monitors vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and credit default insurance policy are then filed. The Company reports the remaining deficiency as a net charge-off against the allowance for credit losses for automobile finance receivables owned by the Company. For finance contracts held in securitization trusts, charge-offs are accounted for in accordance with the underlying pooling and servicing agreements.

 Because of the Company's limited operating history, its finance contract portfolio is unseasoned. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its finance contracts and would have an adverse effect on the Company's results of operations and financial condition.

 The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:


                                                  Year ended June 30,
                                             1994         1995          1996
                                               (dollars in thousands)
Average principal balance outstanding(1) . .$26,062     $96,569      $333,183
Balance of finance contracts at the time
of repossession . . . .                       1,707       7,722        40,258
Number of repossessions. . . .                  172         722         3,494
Repossession ratio (2) . . . . . .             6.8%        8.2%         13.0%
Default balance of fully liquidated vehicles $1,391      $6,719       $15,920
Proceeds from liquidation, net of
 repossession costs .                           914       3,393         7,964
Gross charge offs(3) . . . . . . .              477       3,326         7,956
Credit default insurance proceeds (4). . . .    436       2,669         4,092
Net charge offs (5). . . . . . . .               41         657         3,864
Net charge offs as a percentage of
 liquidations(6) .                             2.9%        9.8%         12.0%
Net charge offs as a percentage of average
principal balance outstanding. . .             0.2%        0.8%          1.2%

(1) Arithmetic mean of beginning and ending outstanding principal balance of all finance contracts acquired including those previously sold in securitization transactions.
(2) Balance of finance contracts at the time of repossession divided by average principal balance outstanding during the period.

                                       -32-

(3) Gross charge offs equals the aggregate balance of finance contracts liquidated, including those previously sold in securitization transactions, less all recoveries from the sale of the financed vehicles. Repossession and liquidation expenses are included in gross charge offs.
(4) Since August 1995, the Company no longer deposits money to a segregated account from which losses incurred under a policy would be paid.
(5) Net charge offs are gross charge offs reduced by credit default insurance proceeds received relating to the defaulted finance contracts.
(6) Net charge off amount divided by the aggregate balance of finance contracts relating to vehicles liquidated.


The Company has prepared analyses, based on its own credit experience and available industry data, to identify the relationship between finance contract delinquency and default rates at the various stages of a finance contract repayment term. The results of these analyses, which have been incorporated into the Company's methodology of determining gains from securitization transactions suggest that the probability of a finance contract becoming delinquent or going into default is highest during the "seasoning period" that occurs between the sixth to the eighteenth month payment period from the acquisition date.

If the rate of the Company's finance contract acquisition volume continues to escalate, an increasingly greater portion of the Company's finance contract portfolio is expected to fall into the "seasoning period" described above, which may cause a rise in the overall finance contract portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature finance contracts (with lower delinquency and default rates) is sufficient to offset the total finance contract portfolio delinquency and default rates.

The Company believes delinquencies and losses can be mitigated through an in-house collection program. Accordingly, the Company responded to the increased rates of delinquencies and losses in the fiscal year ended
June 30, 1995 by entering into a sub-servicing agreement with its third-party servicer in April 1995, providing for the transfer of specific collection functions to the Company. Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio (including securitized finance contracts) at such time.

Because of the Company's limited operating history and the rapid growth of its finance contract acquisitions, a significant portion of its finance contract portfolio is unseasoned. Accordingly, delinquency and loss rates in the portfolio may not be indicative of rates the Company may experience over time. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability.

Repossession Experience - Static Pool Analysis

The Company's finance contract portfolio is continuing to grow rapidly. The Company does not record its provision for credit losses based on a percentage of the Company's finance contract portfolio outstanding because percentages can be favorably affected by large balances of recently acquired finance contracts. The Company utilizes actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis. The Company's goal is to complete the liquidation process as quickly as possible. All repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims.

                                    -33-

The following table provides static pool analysis of the Company's portfolio as of June 30, 1996 for the periods shown. In this table, all finance contracts have been segregated by month of acquisition. All repossessions have been segregated by the month in which the repossessed finance contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated month. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated month. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions. After approximately one year of seasoning, frequency of repossessions appear to reach a plateau. Based on industry statistics and the performance experience of the securitizations, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency.


Fiscal Year
and Month of    Repos by      Repo Frequency   Finance Contracts NetCharge-Off
Acquisition  Month Acquired  Cum.(1) Annual(2)     Acquired         Per Unit
             Units  Amount                      Units  Amount        Amount
              (Dollars in                        (Dollars in  (Actual Dollars)
               Thousands)                         thousands)
Fiscal 1994
    July . .   18   $162      14.2%   4.7%       103   $1,138       $1,385
    August .   22    195      17.5%   6.0%        98    1,113          822
    September. 15    134      15.7%   5.5%        81      856          598
    October.   12    127      15.8%   5.8%        74      801          995
    November . 17    158      23.0%   8.6%        64      685        1,522
    December . 28    245      17.7%   6.9%       125    1,382          991
    January.   37    382      20.0%   8.0%       174    1,913        1,770
    February . 50    511      21.0%   8.7%       220    2,436        1,281
    March. .   99    990      18.3%   7.9%       486    5,403        1,330
    April. .  116  1,207      21.1%   9.4%       496    5,719        1,645
    May. . .  103  1,146      20.6%   9.5%       476    5,573        1,447
    June . .  123  1,283      19.1%   9.2%       567    6,718        1,625
Fiscal 1995
    July . .  109  1,144      18.1%   9.1%       530    6,320        1,584
    August .  129  1,417      19.3%  10.1%       606    7,327        1,587
    September.117  1,343      19.0%  10.4%       587    7,064        2,205
    October.  106  1,171      20.6%  11.8%       476    5,674        1,983
    November   98  1,064      16.0%   9.6%       542    6,658        2,378
    December .104  1,156      16.9%  10.6%       565    6,856        2,615
    January.  133  1,596      19.2%  12.8%       676    8,334        3,376
    February .163  1,866      19.2%  13.5%       798    9,736        2,364
    March. .  231  2,717      18.5%  13.9%     1,214   14,715        2,779
    April. .  253  2,990      17.8%  14.2%     1,391   16,843        2,945
    May. . .  251  2,972      15.7%  13.5%     1,550   18,906        2,598
    June . .  323  3,809      16.0%  14.7%     1,960   23,860        2,798
Fiscal 1996.
    July . .  260  3,058      13.7%  13.7%     1,809   22,401        2,464
    August .  259  3,142      12.6%  13.7%     2,057   25,024        4,877
    September 190  2,287       9.1%  10.9%     2,077   25,137        5,620
    October.  245  2,885      10.1%  13.5%     2,347   28,449        5,472
    November  201  2,396       7.0%  10.5%     2,803   34,391            -
    December  173  2,109       5.6%   9.6%     3,040   37,743            -
    January.  119  1,453       3.6%   7.3%     3,265   39,922            -
    February . 45    547       1.4%   3.3%     3,301   39,875            -
    March. .   14    169       0.4%   1.0%     4,003   48,984            -
    April. .    0      0       0.0%  0.00%     3,803   46,952            -
    May. . .    0      0       0.0%  0.00%     4,033   50,025            -
    June . .    0      0       0.0%  0.00%     4,201   52,635            -

(1) For each month, cumulative repossession frequency equals the dollar amount of repossessions divided by the dollar amount of finance contracts acquired.

                                      -34-

(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for December 1994, $245 repossessions divided by $1,382, divided by 30 months outstanding times
    12 equals an annualized repossession frequency of 6.9%).
(3) The increase in fiscal 1996 is due to the change in the Company's credit default insurance policy. Since August 1995, the Company no longer deposits money to a segregated account from which losses incurred under the policy would be paid. The new policies provide for the Company to bear all losses until a deductible amount is met. The rise in Net Charge-Off Per Unit cost commencing in August 1995 reflects the application of the deductible under the policy.

The following table provides static pool information regarding the Company's rated securitization transactions as of June 30, 1996:

                                                     Gross      Gross     Net
                                                      Loss      Loss      Loss
                               Percent of          per Default  Pool,     Pool
        Issue Original Current Original     Cum.   Receivable   Cum.      Cum.
         Date  Amount  Amount  Amount(1) Repos(1)(2) (1)(3)   (1)(3)(4) (1)(5)
                                    (dollars in thousands)
Aegis Auto
Receivable
Trust
Series
1994-A. Jun-94 $18,539  $6,826   36.82%   16.60%      47.44%   6.92%   2.06%
AegisAuto
Receivable
Trust
Series
1994-2. Sep-94  23,251  10,511    45.21   17.60        49.10    7.38    1.99
Aegis Auto
Receivable
Trust
Series
1994-3. Dec-94  21,000  11,139    53.04   17.11        48.07    6.33    2.30
Aegis Auto
Receivable
Trust
Series
1995-1. Mar-95  21,000  13,198    62.85   16.98        48.52    5.49    2.21
Aegis Auto
Receivable
Trust
Series
1995-2. Jun-95  54,000  38,152    70.65   15.45        48.00    4.07    1.88
Aegis Auto
Receivable
Trust
Series
1995-3. Sep-95  60,000  48,729    81.21   11.99        48.45    1.07    0.81
Aegis Auto
Receivable
Trust
Series
1995-4. Dec-95  70,000  62,366    89.09    8.10         0.00    0.00     0.00
Aegis Auto
Receivable
Trust
Series
1996-1. Mar-96  92,000  87,531    95.14    1.71         0.00    0.00     0.00
Aegis Auto
Receivable
Trust
Series
1996-2. Jun-96 105,000 104,392   99.42     0.00          0.00   0.00     0.00
Aegis Auto
Owners
Trust
1995-A  Dec-95 -
        Jun-96  97,780  92,562   94.66     1.26          0.00   0.00     0.00
Total
Managed
Portfolio. .  $629,574 $516,122  81.98%   7.97%         48.06%  1.88%    0.75%

(1) Data computed from trustee reports of July 1996 reflecting servicer data of June 30, 1996 and from Company's records as of June 30, 1996.
(2) Cumulative repos reflect the total dollar volume of finance contracts that have been liquidated, or are in the liquidation process (but in any event can no longer be reinstated), as a percentage of the original pool balance.
(3) Receivable gross losses are calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance, net of repossession and liquidation costs, as a percentage of the defaulted receivable balance.
(4) Gross loss is calculated as the receivable gross losses for the pool as a percentage of the original pool balance.
(5) Net loss is calculated as the receivable gross losses less proceeds received from credit default insurance, as a percentage of the original pool balance.

Liquidity and Capital Resources

 The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts pending securitization and (ii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses. The Company also uses material amounts of cash for operating expenses and debt service and, on occasion, to hedge interest rate risk. The Company has operated on a negative operating cash flow basis and expects to continue to do so for so long as the Company's volume of finance contract acquisition continues to grow. The Company has funded these negative operating cash flows principally through borrowings from financial institutions and sales of equity securities, among other resources. There can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund future growth. If these resources are not available on terms acceptable to the Company, the Company may have to curtail its finance contract acquisition volume levels.

 The Company's external capital resources primarily consist of the warehouse credit facilities and the Company's securitization program. When the Company securitizes finance contracts it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitizations, making such portion available for future borrowing. The Company expects to securitize its assets at least quarterly, although there can be no assurance that the Company will be able to do so. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets. In addition, the Company has borrowed against its retained interests to increase liquidity. The Company is exploring the feasibility of securitizing pools of its leases or selling whole leases as possible complements to its current financing arrangements. The Company ceased the funding of leases in the first quarter of fiscal 1996.

 The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:


                                                     Year Ended June 30,
                                                  1994       1995      1996
                                                   (dollars in thousands)
Net cash used in operating activities(1)      $(18,986)  $(49,208)  $(15,782)
Net cash provided by (used in) investing
activities(2). . . .                             2,180        745       (390)
Net cash provided by financing activities       17,291     53,452     13,292
                                                ------     ------     ------
Net increase (decrease) in cash and cash
equivalents                                       $485     $4,989    $(2,880)
                                                  ====     ======    ========

(1) Includes net cash used in acquisition of automobile finance contracts of $(16,075) in fiscal 1994, $(32,523) in fiscal 1995, and $(6,324) in fiscal 1996.
(2) Includes net cash (used in) provided by warehouse credit facilities of $15,260 in fiscal 1994, $32,902 in fiscal 1995, and $(10,960)
      in fiscal 1996.


      Net cash used in operating activities primarily represents cash flows utilized to support the Company's acquisition of automobile finance contracts, including amounts representing capitalized acquisition costs, net of cash proceeds of sales, including through securitizations, and repayments from automobile finance receivables. The cash used to acquire automobile finance contracts is generated primarily by financing activities under the Company's warehouse credit facilities, discussed below.

      A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which is expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due to investors in the securitizations. These amounts were $4.3 million, $21.4 million and $54.0 million for the fiscal years ended June 30, 1994, 1995 and 1996, respectively. During the years ended June 30, 1994, 1995 and 1996, the Company received cash proceeds of $123,000, $1.8 million and $3.0 million, respectively, from its retained interests in securitized receivables which were utilized in meeting both its operating needs and its debt repayment requirements under the related financing agreements. During the first quarter of the fiscal year ended June 30, 1994, the Company also sold substantially all of its previously acquired retained interests in securitized receivables, resulting in a non-cash use of operating funds of $1.9 million. The Company generated cash proceeds from investing activities in these transactions of $2.1 million, providing it with excess cash receipts of $200,000, which were also utilized in meeting its operating cash needs.

      Other non-cash adjustments include depreciation and amortization, which amounted to $381,000 for the fiscal year ended June 30, 1994, $454,000 for the fiscal year ended June 30, 1995 and $612,000 for the fiscal year ended June 30, 1996; provision for credit losses, which amounted to $287,000 for the fiscal year ended June 30, 1994, $942,000 for the fiscal year ended June 30, 1995 and $3.5 million for fiscal year ended June 30, 1996; and provision (benefit) for deferred income taxes of $(156,000) for the fiscal year ended June 30, 1994, $1.5 million for the fiscal year ended June 30, 1995 and $5.9 million for the fiscal year ended June 30, 1996. In addition, as of June 30, 1995 and 1996, the Company released 814,455 and 1,078,308, respectively, of the Escrowed Shares (of which 113,386 shares were released to the executive officers of the Company in 1995 and 150,118 shares were released to the executive officers of the Company in 1996) and consequently incurred non-cash charges of $879,000 and $807,000, respectively. The charges did not affect the Company's total stockholders' equity or working capital. The Company also incurred non-cash charges of $7.5 million and $600,000 for the fiscal year ended June 30, 1996 for write downs and valuations allowances, respectively, on retained interests in securitized receivables and a note receivable, respectively, with no such charges in the prior periods.

      To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $16.0 million for the fiscal year ended June 30, 1995 and $39.4 million for the fiscal year ended June 30, 1996 secured by retained interests in securitized receivables created in the Company's automobile finance contract securitizations. Principal repayments are made from the Company's proceeds received from pay downs on such assets, which amounted to $1.8 million for the fiscal year ended June 30, 1995 and $3.0 million for the comparable 1996 period. The borrowing base on the retained interests in securitized receivables is determined on each transaction through a calculation that incorporates prevailing prepayment default and loss experience. Consequently, as each securitization transaction becomes seasoned, it experiences a period of higher incidence of default and loss, resulting in a repayment on the notes secured by the allocable retained interests in securitized receivables. The Company made additional principal pay downs of $1.3 million in excess of proceeds received for the fiscal year ended
June 30, 1995 and $8.6 million for the comparable 1996 period.

      The Company's cash flows and results of operations may be affected adversely in the near term by rising interest rates, since not all costs of funds, which under the Company's warehouse credit facilities are at floating rates of interest, can be immediately passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates would result in a decrease in the Company's net spreads on securitization transactions thereby decreasing future projected cash flows from retained interests in securitized receivables. Furthermore, the Company's discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations. The Company has a hedging policy which seeks to limit the risks associated with changes in interest rates.

      In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a Trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the Trust as form of a credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the Trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the fiscal years ended June 30, 1994, 1995 and 1996, the Company received $123,000,
$1.8 million and $3.0 million, respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the Trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the Trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancements. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable Trust. In addition, certain of the Agreements required the Company to deposit additional cash into the Trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the fiscal year ended June 30, 1996, the Company paid additional cash contributions to certain Reserve Funds of $2.3 million and in August 1996 paid a $2.4 million deposit which, management believes to be its final payment to Reserve Funds under the existing Agreements.

      The Company's warehouse credit facility with III Finance Ltd. for automobile finance contracts provides that the Company may borrow the lesser of $100 million (less the amount outstanding under the Company's lease warehouse credit facility with III Finance Ltd. described below ($14.1 million as of August 20, 1996)) or the sum of (A) 100% of the outstanding principal amount of performing, insured, finance contracts and (B) the lesser of 90% of the outstanding principal amount of delinquent finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. The Company has a warehouse credit facility for originating its lease transactions, which provides the Company with a $50.0 million credit line on substantially the same terms as the automobile finance contract facility. These facilities are secured primarily by the Company's auto finance receivables and bear interest at the rate of the one-month
LIBOR plus 4.0%, adjusted monthly (9.4844% for July, 1996). Under these warehouse credit facilities, principal payments are made monthly to the extent of principal payments received on the underlying collateral, and interest payments are made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. The Company's ability to continue to borrow under these warehouse credit facilities is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company is required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days.
In addition, each warehouse credit facility requires a prepayment fee of 0.25% of the outstanding principal balance of the finance contracts voluntarily prepaid, including in connection with the sale of finance contracts. In the event the prepayment occurs within the same month of the borrowings, the prepayment fee is 0.125% of the outstanding principal balance. As of June 30, 1996, the Company had approximately $62.8 million of borrowings available through the warehouse credit facility arrangements with III Finance Ltd. In addition, the Company has a $50.0 million warehouse credit facility dedicated to the purchase of HUD Title I Loans, which the Company does not anticipate utilizing at this time. All three warehouse credit facilities with III Finance, Ltd. expire in November 1997.

      In the quarters ended June 1994, September 1994, December 1994,
March 1995, June 1995, September 1995, December 1995, March 1996 and
June 1996, the Company securitized approximately $18.5 million, $23.3 million, $21.0 million, $21.0 million, $54.0 million, $60.0 million, $85.4 million, $130.1 million and $149.3 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. In each of its last seven securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold in the form of whole finance contract sales, approximately $20.1 million (approximately $7.8 million in the fiscal year ended June 30, 1996) of automobile finance contracts as of June 30, 1996 and used part of the proceeds to pay down borrowings under its warehouse credit facility.

      In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as
asset-backed securities through Rothschild, Inc.   During the fiscal year
ended June 30, 1996, the Company sold approximately $97.8 million of automobile receivables into this facility. This facility requires the Company to directly sell between $8.0 million and $15.0 million per month for a fifteen-month funding period subsequent to the initial funding date. If the Company fails to meet the minimum target, the terms of the facility provide that the Company may not be able to sell future finance contracts to the facility. As of June 30, 1996 the Company has a remaining commitment of $77.2 million.

      In February 1996, the Company issued $9,200,000 of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act. The Preferred Stock is convertible into Common Stock at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8.0% annual dividend payable in Common Stock at the time of conversion. The Preferred Stock is automatically converted into Common Stock on the third anniversary of its issuance. For the fiscal year ended June 30, 1996, the Company redeemed 88 shares of Preferred Stock for $1.1 million and converted 307 shares of Preferred Stock into 679,114 shares of Common Stock.

      In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital., a subsidiary of Long Term Credit Bank of Japan (which has recently entered into an agreement to sell Greenwich Capital, to NatWest Markets) for $100.0 million, which will provide the Company with additional flexibility to purchase greater volumes of receivables or warehouse automobile receivables for longer periods. The facility is secured primarily by the Company's finance contracts and bears interest at the rate of the one- month LIBOR plus 3.0% (8.4297% at August 22, 1996), adjusted monthly. Principal payments are made to the extent that principal is paid on the underlying collateral, and are required to be made if the underlying collateral does not meet certain specified conditions. Prepayment of principal is not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility is dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. As of June 30, 1996, the Company had approximately $100.0 million of borrowings available through this facility. In addition to the warehouse financing, the Company also secured a one-year $5.0 million revolving credit facility (with a six-month renewal option) from Greenwich Capital (the Company utilized $2.0 million of the revolving credit facility in August 1996) and a one-year commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Two securitizations aggregating $197.0 million were completed as of June 30, 1996 pursuant to this commitment. In connection with these facilities, the Company granted warrants to Greenwich Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share (subject to adjustment as defined in the agreement). The Greenwich Capital warehouse credit facility is for a one year term with a one year renewal option. In addition, the agreement provides the Company, at its option (expiring in December 1996), to increase the facility up to $150 million with a 90 day notice.

      The Company believes that cash flows from operations, available lines of credit and its warehouse credit facilities along with the proceeds received from the Series C Convertible Preferred Stock or through other financing arrangements are adequate to support its current and near-term funding and operations needs at current levels. The Company is currently in the process of seeking additional capital; however, there can be no assurance as to the availability or timing of such transactions.

Inflation

      While inflation has not had a material impact upon the Company's results of operations, there can be no assurance that the Company's business will not be affected by inflation in the future. Increases in the inflation rate generally result in increased interest rates and can be expected to result in increases in the Company's operating expenses. As the Company borrows funds at variable rates and generally acquires finance contracts at an average interest rate of approximately 20.2%, increased interest rates will increase the borrowing costs of the Company, and such increased borrowing costs may not be offset by increases in the interest rates with respect to finance contracts acquired.

Seasonality

      The Company's operations are affected to some extent by seasonal fluctuations. Finance contract acquisitions tend to increase in March through June and September and October, while finance contract acquisitions
are lowest in December and January.   Delinquencies also tend to be higher
during certain holiday periods, particularly at calendar year end.


Item 8: Financial Statements and Supplementary Data.

The information required under this item is indexed on page F-1 herein and is contained on the pages following said page F-1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.


                                   PART III

Item 10:  Directors and Executive Officers of the Registrant.
    The information required by Item 10 will be contained in the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders,
(the "1996 Proxy Statement") called to be held in November 1996, which the Registrant intends to file with the Commission in October 1996, and such information is incorporated herein by reference.

Item 11:  Executive Compensation.
    The information required by Item 11 will be contained in the 1996 Proxy Statement, and such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management. The information required by Item 12 will be contained in the 1996
Proxy Statement, and such information is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions.
     The information required by Item 13 will be contained in the 1996 Proxy Statement, and such information is incorporated herein by reference.

                                  PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents filed as part of this Report:
     (1) The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules on page F-1 are filed as part of the Annual Report on Form 10K.

     (2) Exhibits.  See Exhibit Index beginning on page 43.

(b) No current Reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE AEGIS CONSUMER FUNDING GROUP, INC.



                                  By: S/Angelo R. Appierto
                                     Angelo R. Appierto
                                     Chairman of the Board and
                                     Chief Executive Officer
Date:  September 9, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title            Date


S/Angelo R. Appierto    Chairman of the Board,      September 9, 1996
Angelo R. Appierto      Chief Executive Officer
                        and Director



S/Joseph F. Battiato    President                   September 9 , 1996
Joseph F. Battiato



S/Dina L. Penepent      Chief Financial Officer,    September 9, 1996
Dina L. Penepent        Executive Vice President,
                        Secretary, Principal Financial
                        and Accounting Officer


S/Gary D. Peiffer      General Counsel,             September 9, 1996
Gary D. Peiffer        Vice-Chairman and Director



S/Felice Cutler         Director                     September 9, 1996
Felice Cutler



S/Carl Frischling     Director                     September 9, 1996
Carl Frischling



S/Paul Fitzpatrick      Director                     September 9, 1996
- ------------------
Paul Fitzpatrick

                           INDEX OF EXHIBITS

Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated herein by reference to (1) the Company's Registration Statement on Form SB-2 originally filed on April 6, 1995 (File No. 33-85836) and (2) documents previously filed by the Company with The Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.


Exhibit No.                    Description                 Page No.

3.1       Certificate of Incorporation(1). . . . . . . . . .
3.2      By-laws(1). . . . . . . . . . . . . . . . . . . . .
3.3      Form of Amended and Restated Certificate of Incorporation(1). .
3.4      Form of Amended and Restated By-laws(1) . . . . . .
3.5      Certificate of Designation of Series C Preferred Stock(2) . . .
4.1      Specimen Common Stock Certificate(1). . . . . . . .
4.2      Warrant issued to Drew Schaefer(1). . . . . . . . .
4.3      Underwriters' Warrant Agreement(1). . . . . . . . .
4.4      Form of Escrow Agreement(1) . . . . . . . . . . . .
4.6      Voting Agreement dated February 15, 1996(1) . . . .
4.6      Irrevocable Proxy dated February 15, 1995(1). . . .
4.7      Warrants to purchase 114,553 shares of Common Stock (2) . . . .
4.8      Warrant issued to Chaneil Associates(2). . . . . . . .
4.9      Warrant issued to Beckett Reserve Fund, L.L.C.(2). . .
4.10     Warrant issued to Bjorn Ahlstrom. . . . . . . . . .
5.1      Opinion of Shereff, Friedman, Hoffman & Goodman, LLP(1) . . . .
10.1     Revolving Credit Facility Agreement, dated July 23, 1993, between
         The Bennett Funding Group, Inc. and the Company(1).
10.2 Loan and Security Agreement, dated as of February 28, 1994, among Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd(1).
10.2.1   Form of Promissory Note relating to Exhibit 10.2(1) .
10.2.2   Aging Receivables Report relating to Exhibit 10.2(1).
10.2.3   Form of Dealer Agreement relating to Exhibit 10.2(1).
10.2.4   GAP Auto Protection Insurance Policy relating to Exhibit 10.2.(1) . .
10.2.5   Form of Lease relating to Exhibit 10.2(1) . . . . .
10.2.6   Liability Insurance Policy relating to Exhibit 10.2(1). . . . .
10.2.7   Risk Default Policy relating to Exhibit 10.2(1) . .
10.2.8   Residual Value Insurance Policy relating to Exhibit 10.2(1) . .
10.2.9   Underwriting Criteria relating to Exhibit 10.2(1) .
10.2.10  Vendor Single Interest Physical Damage Insurance Policy relating to
         Exhibit 10.2(1) . . . . . . . . . . . . . . . . . .
10.2.11  Form of Custodian Confirmation relating to Exhibit 10.2(1). . .
10.2.12  List of Closing Documents relating to Exhibit 10.2(1)
10.3 Loan and Security Agreement, dated as of November 8, 1993, between Aegis Capital Markets, Inc., Aegis Acceptance Corp.,
         Aegis Auto Finance, Inc. and III Finance Ltd.(1). .
10.3.1   Form of Promissory Note relating to Exhibit 10.3(1) .
10.3.2   Aging Receivables Report relating to Exhibit 10.3(1).
10.3.3   Form of Dealer Agreement relating to Exhibit 10.3(1).

10.3.4   Form of RDI Policy relating to Exhibit 10.3(1). . .
10.3.5   Underwriting Criteria relating to Exhibit 10.3(1)
10.3.6   Form of VSI Policy relating to Exhibit 10.3(1). .
10.3.7   Form of Servicer's Confirmation relating to Exhibit 10.3(1) . .
10.3.8   List of Closing Documents relating to Exhibit 10.3(1)
10.4 Loan and Security Agreement, dated as of July 1, 1993, between Aegis Securitized Assets, Inc. and III Finance Ltd.(1). .
10.4.1   Underwriting Criteria relating to Exhibit 10.4(1) .
10.5     1994 Stock Option Plan of the Company(1). . . . . .
10.5.1   1994 Stock Option Plan of the Company, as amended(2).
10.5.2   1996 Stock Option Plan of the Company(2). . . . . .
10.6     Employment Agreement with Angelo R. Appierto(1) . .
10.6.1   Amendment to Employment Agreement with Angelo R. Appierto(2). .
10.6.2   Form of Amendment to Employment Agreement with Angelo R. Appierto(2)
10.6.3
10.7     Employment Agreement with Gary D. Peiffer(1). .
10.7.1   Amendment to Employment Agreement with Gary D. Peiffer(2) . . .
10.7.2 Form of Amendment to Employment Agreement with Gary D. Peiffer(2) . . 10.7.3
10.8     Employment Agreement with Joseph F. Battiato(1) . .
10.8.1   Amendment to Employment Agreement with Joseph F. Battiato(2). .
10.8.2 Form of Amendment to Employment Agreement with Joseph F. Battiato(2). 10.8.3
10.9     Employment Agreement with Matthew B. Burns(1) . . .
10.9.1   Amendment to Employment Agreement with Matthew B. Burns(2). . .
10.9.2   Amendment to Employment Agreement of Matthew B. Burns,
         dated as of October 11, 1995.(2) . . . . . . . . .
10.10    Employment Agreement with Jorge G. Rios(1). . . . . .
10.11    Employment Agreement with Robert G. Nelson(1) . . . .
10.12 Consulting Agreement with Drew E. Schaefer and Nustar Financial Corp.(1). . .
10.13    Termination of Consulting Agreement with Drew E. Schaefer
         Nustar Financial Corporation(1) . . . . . . . . . . .
10.14 Lease, dated June 29, 1992, by and between the Company and First Pac Limited, with respect to 33 Whitehall St., New York, New York(1). . .
10.15    Additional Space Agreement, dated September 30, 1993, by and between the Company and First Pac Limited(1) . . . .
10.16 Sublease, dated September 27, 1993, by and between the Company as subtenant and Centre Reinsurance Company and International Insurance
         Advisors, Inc., as sublessors(1). . . . . . . . . . .
10.17 Sublease, dated as of October 1, 1993, by and between the Company as sublessor and Americorp Financial Services, Inc. as subtenant(1). . .
10.18 Master Servicing Agreement, dated as of February 28, 1994, between American Lenders Facilities, Inc. and Aegis Consumer Finance, Inc.(1)
10.19 Program Management Agreement, dated as of November 16, 1992, by and between Aegis Financial Advisers, Inc., and The Bennett Funding
         Group, Inc(1) . . . . . . . . . . . . . . . . . . . .
10.20    Program Management Agreement Amendment No. 1, dated as of
         July 1, 1993 by and between Aegis Financial Advisers, Inc. and
         The Bennett Funding Group, Inc.(1). . . . . . . . . .

10.21    Loan and Security Agreement, dated as of August 11, 1994, between Aegis
         Consumer Finance, Inc. and III Finance Ltd.(1). . . .
10.21.1  Form of Promissory Note relating to Exhibit 10.21(1) .
10.21.2  Form of Cash Flow Valuation Report relating to Exhibit 10.21(1).
10.21.3  Aegis Auto Receivables 1994-A, L.P., Agreement of Limited Partnership
         relating to Exhibit 10.21(1). . . . . . . . . . . . .
10.21.4  Pooling and Servicing Agreement relating to Exhibit 10.21.(1). .
10.21.5  List of Closing Documents relating to Exhibit 10.21.(1). . . . .
10.21.6  See Exhibit 10.3.4.(1) .
10.21.7  See Exhibit 10.3.6.(1) .
10.22 Loan and Security Agreement, dated as of September 28, 1994, between Aegis Consumer Finance, Inc. and III Finance Ltd.(1) .
10.22.1  Form of Promissory Note relating to Exhibit 10.22(1) .
10.22.2  See Exhibit 10.21.2(1) .
10.22.3  See Exhibit 10.21.3(1) .
10.22.4  See Exhibit 10.21.4(1) .
10.22.5  See Exhibit 10.21.5(1) .
10.22.6  See Exhibit 10.3.4(1). .
10.22.7  See Exhibit 10.3.6.(1) .
10.23    Form of Dealer Agreement(1) . . . . . . . . . . . . .
10.24    Form of Customer Credit Application(1). . . . . . . .
10.25    Partnership Agreement of Aegis Investment Partners(1) . . . . . . . .
10.26    Employment Termination Agreement, dated as of February 22, 1995, between the Company and Robert Nelson(1). . . . . . .
10.27    Servicing Agreement with American Lenders Facility, Inc.(2) . . . . .
10.28    Loan and Security Agreement, dated as of December 22, 1994 between Aegis Consumer Finance, Inc. and III Finance Ltd.(2). . . . .
10.28.1  Form of Promissory Note relating to Exhibit 10.28(2) .
10.28.2  Exhibit 10.21.2 Form of Cash Flow Valuation  Report relating to
         Exhibit 10.21(1). . . . . . . . . . . . . . . . . . .
10.28.3 Exhibit 10.21.3 Aegis Auto Receivables 1994-A, L.P., Agreement of Limited Partnership relating to Exhibit 10.21(1). . .
10.28.4  Exhibit 10.21.4 Pooling and Servicing Agreement relating to
         Exhibit 10.21(1). . . . . . . . . . . . . . . . . . .
10.28.5  Exhibit 10.21.5 List of Closing Documents relating to Exhibit 10.21(1)
10.28.6  Exhibit 10.3.4 Form of RDI policy relating to Exhibit 10.3(1). .
10.28.7  Exhibit 10.3.6 Form of VSI Policy relating to Exhibit 10.3(1). .
10.29    Loan and Security Agreement dated as of March 22, 1995,
         between Aegis Consumer Finance, Inc. and III Finance LTD.(2). . .
10.29.1  Form of Promissory Note relating to Exhibit 10.29(2) .
10.29.2  Exhibit 10.21.2 Form of Cash Flow Valuation Report relating to
         Exhibit 10.21(1). . . . . . . . . . . . . . . . . . .
10.29.3 Exhibit 10.21.3 Aegis Auto Receivables 1994-A, L.P., Agreement of Limited Partnership relating to Exhibit 10.21(1). . .
10.29.4  Exhibit 10.21.4 Pooling and Servicing Agreement relating to
         Exhibit 10.21(1). . . . . . . . . . . . . . . . . . .
10.29.5  Exhibit 10.21.5 List of Closing Documents relating to Exhibit 10.21(1)
10.29.6  Exhibit 10.3.4 Form of RDI Policy relating to Exhibit 10.3(1). .
10.29.7  Exhibit 10.3.6 Form of VSI Policy relating to Exhibit 10.3(1). .

10.39    Employment Agreement with Dina L. Penepent(2) . . . .
10.40 Master Amendment to Loan and Security Agreements, dated as of August 24, 1995 between Aegis Auto Finance, Inc. and III Finance Ltd(2).
10.41 Amendment No. 4 to Loan and Security Agreement, dated as of September 12, 1995 between Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd.(2)
10.42 Amendment No. 5 to Loan and Security Agreement, dated as of October 18, 1995 between Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd.(2)
10.43 Amendment No.5 to Loan and Security Agreement, dated as of September 13, 1995, between Aegis Auto Finance, Inc. and III Finance Ltd.(2)
10.44 Amendment No. 6 to Loan and Security Agreement, dated as of October 18, 1995,between Aegis Auto Finance, Inc. and III Finance Ltd.(2). .
10.45 Purchase Agreement dated as of 611/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Purchaser(2).
10.46 Purchase Agreement dated as of 6/20/95 by and between Aegis Auto Funding Corp. as Seller and Smith Barney Inc. as Purchaser.(2). .
10.47 Loan and Security Agreement, dated as of June 20, 1995 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd. as Lender.(2). .
10.47.1  Promissory Note relating to Exhibit 10.45.(2). . . . .
10.48.   Exhibit 10.30.2 Form of Cash Flow Valuation Report relating to
         Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit
         10.21(1). . . .
10.48.1 Exhibit 10.30.3 Pooling and Servicing Agreement relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1).
10.48.2  Exhibit 10.30.4 List of Closing Documents relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1).. . .
10.48.3  Exhibit 10.30.5 Form of RDI Policy relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3(1).. . . . .
10.48.4 Exhibit 10.30.6 Form of VSI Policy relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1).. .
10.49 Purchase Agreement dated as of 9/1/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Purchaser.(2)
10.50 Purchase Agreement dated as of 9/20/95 by and between Aegis Auto Funding Corp. as Seller and Smith Barney Inc. as Purchaser.(2).
10.51 Loan and Security Agreement, dated as of September 25, 1995 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd. as
         Lender.(2) . . . .
10.51.1  Promissory Note relating to Exhibit 10.49.(2). . . . .
10.52 Exhibit 10.46 Form of Cash Flow Valuation Report relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1). . . . . . . . .
10.52.1 Exhibit 10.46.1 Pooling and Servicing Agreement relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1). . . . .
10.52.2 Exhibit 10.46.2 List of Closing Documents relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to
         Exhibit 10.21(1). . . .
10.52.3 Exhibit 10.46.3 Form of RDI Policy relating to Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3(1). . . .
10.52.4 Exhibit 10.46.4 Form of VSI Policy relating to Exhibit 10.30.6, relating to Exhibit

         10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1). .
10.53 Purchase Agreement dated as of 11/7/95 by and between Aegis Auto Finance, Inc. as Seller and Cameron State Bank as Purchaser.(2) . .
10.54 Purchase Agreement dated as of 11/7/95 by and between Aegis Auto Finance, Inc. as Seller and City Savings Bank and Trust as Purchaser.(2)
10.55 Amendment No. 1 to 6/20/95 Loan and Security Agreement, dated as of October 27, 1995 between Aegis Auto Finance, Inc. and III Finance
         LTD.(2) . . . .
10.56 Amendment No. 1 to 9/25/95 Loan and Security Agreement, dated as of October 27, 1995 between Aegis Auto Finance, Inc. and III Finance
         LTD.(2) . . . .
10.57    Form of Regulation S Subscription Agreement (2) . . .
10.57.1  Registration Rights Agreement relating to Exhibit 10.57 (2). . .
10.58 Loan and Security Agreement, dated as of 11/7/95 between The Aegis Consumer Funding Group, Inc., as Borrower, and both Aegis Consumer Finance, Inc., and Aegis Auto Funding Corp.,as Guarantors, and
         Beckett Reserve Fund, L.L.C., as Lender. (2) . .
10.58.1  Promissory Note relating to Exhibit 10.58.(2). . . . .
10.59 Purchase Agreement dated as of 11/7/95 between Aegis Auto Finance, Inc., as Seller, and City Savings Bank and Trust as Purchaser.(2)
10.60    Purhase Agreement dated as of 11/7/95 between Aegis Auto Finance,
         Inc., as Seller, and Cameron State Bank as Purchaser.(2).
10.61    Agreement of Sublease dated as of 11/10/95 between Aegis Consumer
         Funding Group, Inc., and Peterson & Ross.(2). . . . .
10.62 Purchase Agreement dated as of 12/12/95 between Aegis Auto Finance, Inc. as Seller and Calcasieu Marine National Bank as Purchaser.(2) .
10.63 Funding Agreement dated as of 4/4/95 between U.S. Investment Group, Inc., and The Aegis Consumer Funding Group, Inc.(2) . .
10.63.1  Amendment dated as of 8/4/95 relating to Exhibit 10.63.(2) . . .
10.64    Fee Agreement dated as of 12/20/95 with Chaneil Associates.(2). . .
10.65    Loan Purchase Agreement dated as of 12/1/95 between Aegis Auto
         Finance, Inc. and Aegis Auto Funding Corp. II, as Purchaser.(2) . .
10.65.1  Trust Purchase Agreement dated as of 12/1/95 between Aegis Auto
         Owner Trust 1995 as Issuer, and Aegis Auto Funding Corp. II, as
         Seller.(2) . . . . . . . .
10.65.2  Trust Agreement dated as of 12/1/95 among Aegis Auto Funding Corp.
         II, as Depositor, and Bankers Trust as Owner Trustee.(2). . . . .
10.65.3  Indenture dated as of 12/1/95 between Aegis Auto Owner Trust 1995, as Issuer, and Norwest Bank Minnesota, National Association, as Indenture Trustee.(2). .
10.65.4 Insurance Agreement dated as of 12/1/95 by and between MBIA Insurance Corporation, as Insurer, Aegis Auto Funding Corp. II, as Seller, Aegis Auto finance, Inc., as Servicer, Aegis Auto Owner Trust 1995, as Issuer, Norwest Bank Minnesota, National association, as Indenture Trustee, and Norwest Bank Minnesota, National Association, as
         Back-up Servicer.(2). . . . . . . . .
10.65.5  Servicing Agreement dated as of 12/1/95 among Aegis Auto Finance,
         Inc., as Servicer, Aegis Auto Funding Corp. II, as Seller, Aegis
         Auto Owner Trust 1995, as Issuer, and Norwest Bank Minnesota,
         National Association, as Back-up Servicer.(2) . .
10.65.6  Addendum to Servicing Agreement, relating to Exhibit 10.65.5.(2) .
10.65.7 Placement agency Agreement dated as of 12/13/95, relating to Exhibit 10.65.2.(2) . .
10.65.8 Note Purchase Agreement dated as of 12/20/95, by and between Aegis Auto Owner Trust 1995,
         Issuer, Aegis Auto Finance, Inc, as Servicer, Aegis Auto Funding
         Corp., as Seller, Market Street Capital Corporation, as Purchaser.(2) .
10.65.9  Administration Agreement dated as of 12/20/95 between

         Aegis Auto Finance, Inc., as Servicer, and Rothschild Inc., as
         Administrator.(2). . . . . . . . . . . . . .
10.70 Lease Agreement dated as of 11/14/94, between Newport L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding Group, Inc., as Tenant.(2). .
10.70.1 Amendment to Lease, dated as of 12/23/94 between Newport L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding Group, Inc., as
         Tenant, relating to Exhibit 10.70.(2)  . . . . . . . . . . . . .
10.70.2 Second Amendment to Lease, dated as of 12/29/95 between Newport L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding
         Group, Inc.,as Tenant, relating to Exhibit 10.70 (2). . . . . . . .
10.71 Fee Agreement dated as of 12/20/95 with U.S. Investment Group, Inc., relating to Exhibit 10.63.
10.72 Purchase Agreement dated as of 12/1/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp., as Purchaser.
         (2). . . . . . . . .
10.73    Purchase Agreement dated as of 12/20/95 by and between
         Aegis Auto Funding Corp. as Seller and Smith Barney Inc., as Purchaser.(2). .
10.74 Loan and Security Agreement dated as of 12/20/95 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd., as Lender.(2). . .
10.74.1  Form of Promissory Note relating to Exhibit 10.60.(2).
10.75    Exhibit 10.48 Form of Cash Flow Valuation Report, relating to
         Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit
         10.21.3, relating to Exhibit 10.21(1). . . . . . . . . . .
10.75.1  Exhibit 10.48.1 Pooling and Servicing Agreement, relating to
         Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit
         10.21.4, relating to Exhibit 10.21(1).. . . . . . . . . . . . . . .
10.75.2 Exhibit 10.48.2 List of Closing Documents, relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1). . . . . . . . . . .
10.75.3 Exhibit 10.48.3 Form of RDI Policy, relating to Exhibit 10.30.5, relating to Exhibit 10.29.6 relating to Exhibit 10.3.4, relating to Exhibit 10.3(1).. . .
10.75.4 Exhibit 10.48.4 Form of VSI Policy, relating to Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1).. . . . . . . . .
10.76    Form of Servicing Agreement dated as of 12/1/95 by and between
         Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp.
         as Purchaser.(2). . . . . . . . . . . . . .
10.77    Consultant/Advisor Agreement dated as of 1/2/96, between The
         Sloane Organization, as Consultant, and The Aegis Consumer Funding
         Group, Inc., as the Consultee.(2) . . . . . . . . . . . . . .
10.77.1  Sloane Letter Agreement dated as of 1/3/96, relating to Exhibit
         10.77.(2).
10.78 Purchase Agreement dated as of 1/19/96 between Aegis Auto Finance, Inc. as Seller and United Bank and Trust Company as Purchaser.(2) .
10.79    Purchase Agreement dated as of 1/24/96 between Aegis Auto Finance,
         Inc. as Seller and Gulf Coast Bank as Purchaser.(2). . . .
10.79.1  Reserve Account Agreement, relating to Exhibit 10.79.(2) . . . .
10.80    Notice of Annual Meeting of Stockholders and Proxy Statement.(2). .
10.80.1  Proxy Card, relating to 10.80.(2). . . . . . . . . . .
10.81 Purchase Agreement dated as of 2/29/96 between Aegis Auto Finance, Inc. as Seller and First Bank of Eunice as Purchaser.(2). . .
10.82 Purchase Agreement dated as of 3/21/96 between Aegis Auto Finance, Inc. as Seller and United Bank and Trust Company as Purchaser.(2) .
10.83 Purchase Agreement dated as of 3/1/96 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp., as Purchaser.(2). .
10.84 Purchase Agreement dated as of 3/22/96 by and between Aegis Auto Funding Corp. as Seller and Greenwich Capitol Markets, Inc., as Purchaser.(2) . .
10.85    Loan and Security Agreement dated as of 3/22/96 between Aegis Auto
         Finance, Inc. as Borrower and III Finance Ltd., as Lender.(2). . . .
10.85.1  Form of Promissory Note relating to Exhibit 10.85(2) .

10.86    Exhibit 10.75 Form of Cash Flow Valuation Report, relating to
         Exhibit 10.48 relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1). .
10.86.1 Exhibit 10.75.1 Pooling and Servicing Agreement, relating to Exhibit 10.48.1, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1).. . . . .
10.86.2 Exhibit 10.75.2 List of Closing Documents, relating to Exhibit 10.48.2, relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1). . . . .
10.86.3 Exhibit 10.75.3 Form of RDI Policy, relating to Exhibit 10.48.3, relating to Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3(1).. . . . . . . . . .
10.86.4 Exhibit 10.75.4 Form of VSI Policy, relating to Exhibit 10.48.4, relating to Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1).. . . . . . . . . .
10.87 Servicing Agreement dated as of 3/1/96 by and between Aegis Auto Finance, Inc. as Servicer and Norwest Bank Minnesota, National Association in its capacity as Backup Servicer and Norwest Bank Minnesota, National Association in its capacity as Trustee.(2) . . .
10.88    Master Servicing Agreement dated as of 4/6/96 by and between
         American Lenders Facilities, Inc. as Servicer and Aegis Consumer
         Finance, Inc. as Company.(2) . . . . . . . . . . . . . . . . . . . . .
10.89 Subcontracting Agreement dated as of 4/6/96 by and between American Lenders Facilities, Inc. as Servicer and Aegis Consumer Finance,
         Inc. as Subcontractor.(2) . .
10.90    Form of Greenwich Capital Markets, Inc. Warrant
         ("Greenwich Warrant") to purchase Common Stock of The Aegis
         Consumer Funding Group, Inc.(2) . . . . . . . . . . . . . . .
10.90.1  Form of Escrow letter concerning Greenwich Warrant, relating to
         Exhibit 10.90.(2). .
10.90.2 Form of Acknowledgement letter concerning the adequacy of the Greenwich Warrant, relating to Exhibit 10.90.(2)
10.91    Exhibit 10.86 Form of Cash Flow Valuation Report, relating to
         Exhibit 10.75, relating to Exhibit 10.48, relating to Exhibit
         10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1).. . . .
10.91.1  Exhibit 10.86.1 Pooling and Servicing Agreement,  relating to
         Exhibit 10.75.1, relating to Exhibit 10.48.1, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1).. . . . . . . .
10.91.2  Exhibit 10.86.2 List of Closing Documents,  relating to
         Exhibit 10.75.2, relating to Exhibit 10.48.2, relating to
         Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to
         Exhibit 10.21.5, relating to Exhibit 10.21(1).. . . . . . . .
10.91.3 Exhibit 10.86.3 Form of RDI Policy, relating to Exhibit 10.75.3, relating to Exhibit 10.48.3, relating to Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit
         10.3(1).. . . . . . . . .
10.91.4 Exhibit 10.86.4 Form of VSI Policy, relating to Exhibit 10.75.4, relating to Exhibit 10.48.4, relating to Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit
         10.3(1).. . . . . . . . .
10.91.5 Form of Purchase Agreement dated as of 6/01/96 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp., as
         Purchaser.. . . . . . . .
10.91.6 Form of Purchase Agreement dated as of 6/01/96 by and between Aegis Auto Funding Corp. III, as seller and Aegis Auto Finance, Inc., as
         Purchaser.. . . . .
10.91.7 Form of Servicing Agreement dated as of 6/1/96 by and between Aegis Auto Finance, Inc.

         as Servicer and Norwest Bank Minnesota, National Association in its capacity as Backup Servicer and Norwest Bank Minnesota, National Association in its capacity as Trustee.(2) . .
10.91.8 Form of Purchase Agreement as of May 17, 1996, by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. III as
         Purchaser. . . . . . .
10.92    Form of Rothschild Placement Agency Agreement Letter. . . . . . . .
10.93    Greenwich Capital Commitment Letter . . . . . . . .
10.93.1  Amendment to Greenwich Capital Commitment Letter . . .
10.94 Warehouse Lending Agreement dated as of May 17, 1996 by and between The Aegis Consumer Funding Group, Inc. as Guarantor, Aegis Auto Funding Corp. III and Greenwich Capital Financial Products, Inc., as
         Lender . . . . . . . .
10.94.1  Form of Note relating to Exhibit 10.94 . . . . . . . .
10.94.2  Form of Security Agreement relating to Exhibit 10.94 .
10.94.3  Form of Servicing Agreement relating to Exhibit 10.94.
10.95    Credit Agreement Dated as of May 17, 1996, Among The Aegis
         Consumer Funding Group, Inc. as borrower, Aegis Consumer Finance, Inc., as Guarantor, Aegis Auto Finance, Inc., as Guarantor, and
         Greenwich Capital Financial Products, Inc., as Lender . . . . . . .
10.95.1  Form of Note relating to Exhibit 10.95 . . . . . . . .
10.95.2  Form of Aegis Consumer Finance, Inc. Security and Pledge Agreement
         relating to Exhibit 10.95 . . . . . . . . . . . . . . . . . . .
10.95.3  Form of Aegis Auto Finance, Inc. Security and Pledge Agreement
         relating to Exhibit 10.95 . . . . . . . . . . . . . .
10.96    Loan and Security Agreement dated June 25, 1996, between Aegis
         Consumer Finance, Inc. and III Finance, Inc. LTD.. . . . . . .
10.96.1  Form of Promissory Note relating to Exhibit 10.9611 Computation of
         Earnings Per Share . . . . . . . . . .
21       Subsidiaries of the Company(1). . . . . . . . . . . .
27       Financial Data Schedule . . . . . . . . . . . . . . .

                   THE AEGIS CONSUMER FUNDING GROUP, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
Report of Independent Auditors                                           F-2
Consolidated Statements of Financial Condition at June30,1995 and 1996   F-3
Consolidated Statements of Income for the fiscal years ended
June 30, 1994, 1995 and 1996                                             F-4
Consolidated Statements of Changes in Stockholders'
Equity for the fiscal years ended June 30, 1994, 1995 and 1996           F-5
Consolidated Statements of Cash Flows for the fiscal
years ended June 30, 1994, 1995 and 1996                                 F-6
Notes to Consolidated Financial Statements                               F-7



                           REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Aegis Consumer Funding Group, Inc.

   We have audited the accompanying consolidated statements of financial condition of The Aegis Consumer Funding Group, Inc. and subsidiaries
(the "Company") as of June 30, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1996 and 1995 and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG LLP



August 14, 1996
New York, New York


                  The Aegis Consumer Funding Group, Inc.

               Consolidated Statements of Financial Condition


                                  Assets


                                                          June 30,
                                                      ------------------
                                                      1995          1996
                                                      ----          ----

Cash and cash equivalents                         $5,970,571     $3,090,624
Interest and other receivables                     4,492,370      1,660,442
Automobile finance receivables, net               39,783,558     41,058,222
Retained interests in securitized receivables     23,985,222     70,242,773
Notes receivable                                   7,867,505              -
Note receivable from related party                   600,000              -
Fixed assets, net of accumulated
 depreciation of $723,726 in 1995 and
 $712,073 in 1996                                  1,053,176      1,817,356
Other assets                                         984,545      3,582,337
                                                   ---------      ---------
                                                 $84,736,947   $121,451,754
                                                 ===========   ============


                       Liabilities and stockholders' equity

Warehouse credit facilities                      $48,162,271    $37,202,342
Notes payable                                     12,956,123     29,848,859
Accounts payable and accrued expenses              6,115,756     11,220,644
Income taxes payable                               1,805,477      9,188,444
                                                   ---------      ---------
 Total liabilities                                69,039,627     87,460,289
                                                  ==========     ==========


Stockholders' equity:
Common stock, $.01 par value; 30,000,000
 shares authorized; 14,776,844 shares issued
 and outstanding in 1995 and 15,455,958 shares
   issued and outstanding in 1996                    147,768        154,560
Preferred stock, Series C, $0.10 par value;
 1,100 shares authorized; 920 shares
 issued and 525 shares outstanding in 1996                 -             53
Paid-in capital                                   13,030,222     22,199,545
Other transactions with stockholders               (100,000)              -
Retained earnings, since date of
  recapitalization (March 1, 1992)                 2,619,330     11,637,307
                                                   ---------     ----------
 Total stockholders' equity                       15,697,320     33,991,465
                                                  ----------     ----------
                                                 $84,736,947   $121,451,754
                                                 ===========   ============



           See notes to these consolidated financial statements.

                    The Aegis Consumer Funding Group, Inc.

                     Consolidated Statements of Income



                                               Years Ended June 30,
                                          -----------------------------
                                             1994        1995       1996
                                             ----        ----       -----
Revenues:
Gains from securitization
  transactions, net                      $2,242,189  $9,522,648  $32,428,861
Gains from securitization transactions
  with related parties                      756,604           -            -
Interest income                           1,321,299   6,853,819   13,576,948
Fees and commissions earned               3,309,987     769,953      283,319
Fees and commissions earned - related
  parties                                 3,074,037     275,000            -
Management fees from related parties        252,766           -            -
Other income                                219,914     388,881       38,759
                                           --------     -------    ---------
                                         11,176,796  17,810,301   46,327,887
                                         ----------  ----------   ----------
Operating Expenses:
Interest                                    863,751   4,541,006   10,090,712
Interest paid to related parties            104,429     252,879            -
Salaries and other employee costs         3,568,333   3,896,697    8,267,376
Provision for credit losses                 286,892     941,354    3,504,622
Charge for release of escrowed shares            --     878,739      806,886
Office expenses                             434,404     744,149      899,667
Professional fees                           376,594     372,324    1,131,759
Professional fees to related parties        542,000     350,000      125,000
Rent and electricity                        319,733     615,749    1,249,557
Communications                              281,709     606,523      974,979
Amortization and depreciation               380,899     453,821      611,833
Travel and entertainment                    284,657     126,640      300,042
Dealer list purchased from related parties  500,000          --            -
Other                                       478,386     988,775    1,604,816
                                            -------     -------    ---------
                                          8,421,787  14,768,656   29,567,249
                                          ---------  ----------   ----------
Net income before income taxes            2,755,009   3,041,645   16,760,638

Income taxes                              1,352,338   1,768,024    7,472,022
                                          ---------   ---------   ----------
Net income                               $1,402,671  $1,273,621   $9,288,616
                                         ==========  ==========   ==========
Net income available for common
 stockholders                            $1,177,571  $1,079,423   $9,017,976
                                         ==========  ==========   ==========
Net income per common and common
 equivalent share:

  Primary Earnings Per Share:
   Historical basis                            N/A        $0.09        $0.65
                                               ===        =====        =====
   Pro-forma basis                             N/A        $0.12          N/A
                                               ===        =====          ===
 Fully Diluted Earnings Per Share:
   Historical basis                            N/A        $0.08        $0.61
                                               ===        =====        =====
   Pro forma basis                             N/A        $0.11          N/A
                                               ===        =====        =====





            See notes to these consolidated financial statements.

                  The Aegis Consumer Funding Group, Inc.

           Consolidated Statements of Changes in Stockholders'Equity
                  Years Ended June 30, 1994 , 1995 and 1996

                                                            Other
                                                           Transactions
                        Common   Preferred Stock   Paid-in   With       Retained
                         Stock  Series B Series C  Capital Shareholders  Earnings    Total
Balance, July 1, 1993   $86,188    $25      $ -   $2,228,759 ($210,000)$ 362,336      $2,467,308

Issuance of common stock,
 net                     36,375      -        -      113,625  (125,000)        -          25,000
Utilization of net
operating loss
carryforward                  -      -        -     188,000           -         -        188,000
Net income                    -      -        -           -           - 1,402,671      1,402,671
Series B preferred stock
dividends                     -      -        -     225,100           - (225,100)                -
                          -----   -----    -----    -------   --------- ---------       ---------
Balance, June 30, 1994  122,563      25       -   2,755,484   (335,000) 1,539,907       4,082,979

Issuance of common stock
from initial public
offering, net            21,921       -       -  11,824,936           -         -      11,846,857
Issuance of common stock
from exercise
of warrants               3,284       -       -      23,716           -         -          27,000
Amortization of
common stock issued           -       -       -           -      25,000         -          25,000
Redemption of
preferred stock               -     (25)      - (2,452,653)           -         -      (2,452,678)
Repayment of stockholder
receivable                    -       -       -           -     210,000         -         210,000
Net income                    -       -       -           -           - 1,273,621       1,273,621
Release of escrowed shares    -       -       -     878,739           -         -         878,739
Series B preferred
stock dividends               -       -       -           -           -  (194,198)      (194,198)
                         ------    -----    ----  ---------     --------  --------   ------------

Balance, June 30, 1995  147,768       -       -  13,030,222    (100,000) 2,619,330     15,697,320

Issuance of Series
 C preferred stock            -       -      92   8,463,908            -         -      8,464,000
Conversions of Series
 C preferred stock
 to common stock          6,792       -    (31)     (6,761)            -         -              -
Redemptions of Series
 C preferred stock            -       -     (8) (1,104,413)            -         -    (1,104,421)
Issuance of warrants
 from debt agreements         -       -      -     739,064             -         -        739,064
Amortization of common stock
issued                        -       -      -           -       100,000         -        100,000
Net income                    -       -      -           -             -  9,288,616     9,288,616
Release of escrow shares      -       -      -     806,886             -         -        806,886
Series C preferred
 stock dividends              -       -      -     270,639             -   (270,639)            -
                           ----    ----   ----     -------        ------  ----------     --------
Balance, June 30, 1996 $154,560    $  -    $53 $22,199,545        $    - $11,637,307  $33,991,465
                       ========    ====   ==== ===========        ====== ===========  ===========



             See notes to these consolidated financial statement.

                   The Aegis Consumer Funding Group, Inc.

                     Consolidated Statements of Cash Flows



                                                Years Ended June 30,
                                          --------------------------------
                                             1994       1995         1996
                                             ----       ----         ----

Cash flows from operating activities:
    Net income                            $1,402,671  $1,273,621  $9,288,616
    Adjustments to reconcile net income
    to net cash used in operating activities:
  Amortization and depreciation             380,899      453,821     611,833
  Provision for credit losses               286,892      941,354   3,504,622
  Valuation allowance on note receivable          -            -     600,000
  Provision (benefit) for deferred
  income taxes                            (156,000)    1,546,540   5,918,034
  Release of Escrowed shares                      -      878,739     806,886
  Unrealized gains on securitization
  transactions                          (4,273,088) (21,439,207) (53,950,552)
  Realized gains on sale of retained
   interests in securitized
    receivables                         (1,861,185)            -            -
  Write down of retained interests in
   securitized receivables                       -             -    7,500,000
  Automobile finance receivables portfolio:
    Purchases of automobile finance
    receivables                        (42,822,907) (162,154,536)(451,972,152)
    Sales of automobile finance
     receivables                         26,043,429  123,899,778  432,582,175
    Repayments of automobile finance
    receivables                           1,275,895    6,515,100   15,930,459
    Increase in prepaid insurance and
    direct costs of acquisition net
    of deferred acquisition fees          (571,615)    (757,582)  (1,319,746)
  Decrease in note receivable                   -              -   7,651,985
  Decrease (increase) in interest and
   other receivables                      1,147,904  (4,182,398)   3,047,448
  Increase in other assets                 (253,763)   (217,500)  (2,551,691)
  (Decrease) increase in accounts payable
   and accrued expenses                    (827,068)  5,017,747    5,104,868
  Increase (decrease) in income
   taxes payable                          1,242,000    (983,063)   1,464,933
                                          ---------    ---------   ----------
       Net cash used in operating
       activities                       (18,985,936)(49,207,586) (15,782,282)
                                        -----------  ----------  ------------
Cash flows from investing activities:
  Additional payments to
   securitized receivable trusts                  -           -   (2,335,562)
  Proceeds on sale of retained
  interests in securitized
   receivables, net                       2,061,185            -            -
  Distributions from retained
   interests in securitized receivables     122,871    1,796,173    2,991,063
  Purchases of fixed assets                (161,815)    (802,419)  (1,045,553)
  Purchase of sales territory                     -     (248,490)           -
  Proceeds from sale of fixed assets        157,807            -            -
                                            -------    ---------   ----------
       Net cash provided by
        (used in) investing activities    2,180,048      745,264     (390,052)
                                         ----------    ---------  -----------
Cash flows from financing activities:
  Proceeds from borrowings under
   warehouse credit facilities           37,103,820  161,641,043   468,882,721
  Repayment of borrowings under
    warehouse credit facilities         (21,843,679)(128,738,913)(479,842,650)
  Proceeds from borrowings under
   notes payable                                  -   16,044,277   39,416,908
  Repayment of borrowings under
   notes payable                                  -  (3,088,154)  (22,524,171)
  Proceeds from borrowings under
   revolving credit facility              3,897,475   5,273,006             -
  Repayment of borrowings under
   revolving credit facility            (2,053,807)  (7,116,673)            -
  Utilization of net operating
   loss carryforward                       188,000            -             -
  Proceeds from initial public
   offering, net                                 -    11,846,857            -
  Exercise of warrants to purchase
   common stock                                  -        27,000            -
  Preferred stock, Series B
   dividends paid                                -     (194,198)            -
  Proceeds from repayment of
   stockholder receivable                        -      210,000             -
  Redemption of preferred stock,
   Series B in 1995, Series C in 1996            -   (2,452,678)   (1,104,421)
  Proceeds from preferred stock issue,
   Series C                                      -            -     8,464,000
                                        ----------   ----------    ----------
       Net cash provided by
        financing activities            17,291,809   53,451,567    13,292,387
                                        ----------   ----------    ----------

  Net increase (decrease) in cash
    and cash equivalents                   485,921    4,989,245   (2,879,947)

  Cash and cash equivalents,
   beginning of year                       495,405      981,326    5,970,571
                                         ---------  -----------   ----------
  Cash and cash equivalents, end of year  $981,326  $ 5,970,571   $3,090,624
                                         =========  ===========  ===========


            See notes to these consolidated financial statements.

                       THE AEGIS CONSUMER FUNDING GROUP, INC.
                    Notes to Consolidated Financial Statements
                     Years ended June 30, 1994, 1995 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The consolidated financial statements include the accounts of The Aegis Consumer Funding Group, Inc.(ACFG), and its wholly owned subsidiaries (collectively, the "Company"). Such subsidiaries are engaged primarily in automobile finance (acquiring automobile retail installment contracts and from April 1994 through August 1995 originated automobile leases), the capital markets business (structuring the securitizations of the Company), and providing financial advise to institutional investors. All material intercompany balances and transactions have been eliminated.

     ACFG was formed for the purpose of providing management and operational services to its subsidiaries. Its principal subsidiary, Aegis Consumer Finance, Inc. (ACF), was formed for the purpose of providing operational services, warehouse facility arrangements and marketing support for its subsidiaries.

     On March 1, 1992, the Company underwent a significant recapitalization; at that time, the approximately $3,000,000 deficit from the operations of the Company since the date of formation (October 4, 1989) were transferred to paid in capital. The carrying amount of the Company's assets and liabilities approximated their fair values at that time.

     Certain prior year financial statement line items have been reclassified to conform to current year presentation.

Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments with an original maturity of less than ninety days.

Automobile Finance Receivables
     Automobile finance receivables held for sale (through the securitization process) are carried at the lower of cost or market value. Market value is estimated based on the characteristics of the finance contracts held for sale and the terms of recent securitizations of similar finance contracts completed by the Company and others. Automobile finance receivables held as investments are receivables the Company believes it can not currently securitize and are carried at their amortized cost.

     The Company's evaluation of its allowance for credit losses is based upon the Company's historical and expected future default rates, the liquidation value of the underlying collateral in the existing portfolio, estimates of repossession expenses and any recoveries expected from insurance proceeds. The Company's charge off policy is based on a receivable-by-receivable review. Interest on automobile finance receivables is accrued and credited to interest income based upon the daily principal amount outstanding using the interest method. If an automobile receivable becomes more than 60 days delinquent in its payment of interest and principal, the Company no longer accrues interest revenue and reverses all interest previously accrued and uncollected.

     Loan acquisition fees received, insurance premiums paid and direct costs incurred for the underwriting and acquisition of automobile finance receivables held for sale are deferred until the related automobile finance
receivables are securitized and sold.   Origination fees received, insurance
premiums paid at origination, and direct costs incurred for the underwriting and origination of automobile finance receivables held for investment are deferred and amortized to interest income over their contractual lives using the interest method. Unamortized amounts are recognized in income at the time that automobile finance receivables are sold or paid in full.

Retained Interests in Securitized Receivables
     Retained interests in securitized receivables represent the discounted amount of expected collections from securitized receivables in excess of the amounts due to investors in the securitizations. Amortization of the carrying value amount is based on the declines during the period in the present value of the currently projected collections using the same discount rate as was appropriate at the time of securitization.


                       THE AEGIS CONSUMER FUNDING GROUP, INC.

                     Notes to Consolidated Financial Statements
                      Years ended June 30, 1994, 1995 and 1996


Fixed Assets
     The Company depreciates fixed assets on a straight-line basis over their estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining life of the lease.

Fees and Commissions
     Fees and commissions earned are recorded as income at the closing date of the related transaction or as they are earned in accordance with the terms of the underlying agreements.

Income Taxes
     Deferred income taxes are determined by recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed and a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Use of Estimates and Judgements
     The Company's consolidated financial statements include amounts determined using estimaes and assumptions. For example, estimates and assumptions are used in determining asset valuations and allowances for retained interests in securitized receivables, automobile finance receivables and interest receivable. While these estimtes are based on the best judgement of management, actual results could differ from these estimates.

Impact of New Accounting Pronouncements
      The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123"), which was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Upon adoption, and as allowed under SFAS 123, the Company plans to elect to adopt SFAS 123's disclosure only alternative and will continue to account for stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 provides for companies, upon a transfer of financial assets, to recognize financial and servicing assets it controls, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS 125 will not have a material impact on the Company's consolidated financial statements.

2.  AUTOMOBILE FINANCE RECEIVABLES, NET

     ACF, through its subsidiaries, acquires retail installment contracts ("finance contracts") and from April 1994 through August 1995 originated direct finance receivables ("leases") maturing within a range of three to five years. At June 30, 1995, 32%, 22%, 15% and 12% of automobile receivables outstanding were purchased in Florida, Georgia, Louisiana and North Carolina, respectively, with the remaining 19% being generated in 19 other states. At June 30, 1996, 27%, 22%, and 15%, respectively of automobile finance receivables outstanding were acquired in Georgia, Louisiana and North Carolina, respectively, with the remaining 36% being originated in 29 other states. Automobile finance receivables are acquired through the Company's established dealership base to individual consumers with sub-prime credit.

                            THE AEGIS CONSUMER FUNDING GROUP, INC.

                          Notes to Consolidated Financial Statements
                           Years ended June 30, 1994, 1995 and 1996

2.  AUTOMOBILE FINANCE RECEIVABLES, NET (CONTINUED)

     During the years ended June 30, 1994, 1995 and June 30, 1996, separate groups of Dealers with common ownership accounted for 16.5%, 12.5% and 8.4% respectively, of the finance contracts and leases acquired or originated by the Company. In addition, during the fiscal year ended June 30, 1994, approximately 36.6%, 17.6%, 15.5% and 12.6% of all automobile finance receivables were purchased in Georgia, Florida, North Carolina and New Jersey, respectively. During the fiscal year ended June 30, 1995, approximately 20.3%, 19.1%, 16.3% and 15.1% of all automobile finance receivables were purchased in North Carolina, Florida, Louisiana and Georgia, respectively. During the fiscal year ended June 30, 1996, 20.7%, 15.2%, 14.4% and 12.8% of all automobile finance receivables were purchased in Florida, North Carolina, Georgia and Texas. Independent marketing brokers are engaged by the Company to introduce Dealers in Florida and Louisiana.

     ACF periodically packages and securitizes, as asset-backed securities, portions of its automobile finance receivables to sell to institutional investors. During the years ended June 30, 1994, 1995 and 1996, the Company securitized $26.0 million, $119.3 million and $424.8 million, respectively, of its automobile loans. During the years ended June 30, 1995 and 1996, the Company also sold $12.3 million and $7.8 million, respectively, of its automobile finance receivables in whole loan sales. The Company contracts with a third party agent to perform all servicing for its automobile finance receivables. Effective in April 1995, the Company entered into a sub-servicing agreement, whereby it performs certain collection functions on designated automobile finance receivables and receives a sub-servicing fee. This servicer is also retained by the purchasers of the asset-backed securitization transactions.

Automobile finance receivables consist of the following:

                                                 Year Ended June 30,
                                          -------------------------------
                                            1995                 1996
                                          ---------           ---------
Automobile loans -
     Held for sale                        $9,533,460     $12,930,864
     Held for investment                   2,150,747      11,426,903
Automobile leases - held for investmen    39,972,450      25,991,174
Unearned income on automobile leases     (12,003,191)     (6,156,486)
Unamortized prepaid insurance and
  direct costs of acquisition,
   net of deferred acquisition fees        1,314,080           9,451
                                          ----------      ----------
                                          40,967,546      44,201,906

Less allowance for credit losses         (1,183,988)     (3,143,684)
                                         -----------     -----------
                                         $39,783,558     $41,058,222
                                         ===========     ===========
Weighted average interest rates:
     Loans                                    20.84%           20.10%
                                              =====            =====
     Leases                                   16.52%           16.53%
                                              =====            =====
The Company's expected future minimum lease payments from performing loans to be received as of June 30, 1996 are as follows:

            Year Ending
              June 30         Amount
            ------------    ----------
              1997          $5,549,000
              1998           5,462,000
              1999           4,539,000
              2000           1,469,000
                           -----------
                           $17,019,000
                          ============

                          THE AEGIS CONSUMER FUNDING GROUP, INC.

                         Notes to Consolidated Financial Statements
                          Years Ended June 30, 1994, 1995 and 1996


2.  AUTOMOBILE FINANCE RECEIVABLES, NET (CONTINUED)

An analysis of the allowance for credit losses follows:


                                       Year Ended June 30,
                                    ------------------------
                                       1995          1996
                                       ----          ----
Balance, beginning of year          $ 268,194     $1,183,988
Provision charged to income           941,354      3,504,622
Charge-offs                           (25,560)   (1,544,926)
                                    ---------    -----------
Balance, end of year               $1,183,988     $3,143,684
                                   ===========    ==========

     As of June 30, 1995 and 1996, substantially all automobile finance receivables are pledged as security under the Company's warehouse facility arrangements.

     At June 30, 1995 and 1996, the estimated fair value of the Company's automobile finance receivables held for sale approximated $10,600,000 and $13,461,000, respectively, which is $908,000 and $931,000, respectively, in excess of book value. The estimated fair values of the Company's automobile finance receivables held for investment at June 30, 1995 and 1996 approximated their book values of $30,091,000 and $28,528,000, respectively.

3.  RETAINED INTERESTS IN SECURITIZED RECEIVABLES

     Retained interests in securitized receivables are computed by taking into account certain assumptions regarding prepayments, defaults, servicing and other costs. The Company reviews on a quarterly basis the retained interests in securitized receivables. If actual experience differs from the Company's assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interests in securitized receivables, the Company records a charge against gains from securitization transactions. The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company also bases these assumptions on the performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on estimated repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company s credit default insurance.

An analysis of  the retained interests in securitized receivables follows
(in thousands):

                                        Year Ended June 30,
                                  ----------------------------
                                   1995                   1996
                                   ----                   ----
Balance, beginning of year         $4,434               $23,985
Additions                          21,347                56,749
Amortization                      (1,796)               (2,991)
Write-downs                            -                (7,500)
                                  -------               -------
Balance, end of year              $23,985               $70,243
                                  =======               =======

  The estimated fair values of the Company retained interests in securitized receivables at June 30, 1995 and 1996 approximated their book values of $24.0 million and $70.2 million, respectively.

                        The Aegis Consumer Funding Group, Inc.

                      Notes to Consolidated Financial Statements
                       Years Ended June 30, 1994, 1995 and 1996


4.  NOTES RECEIVABLE

     At June 30, 1995, the Company had a note receivable from III Limited
Partnership of $7,651,985 payable upon demand at an interest rate of 10.125% per annum and had related interest receivable of $133,431 which was included in interest and other receivables. The note and related interest was paid in full in July 1995. In connection with the Company terminating an agreement with its former originator of HUD Title I Loans, the originator owed the Company monies in connection with certain transactions and signed a note to the Company in the amount of $220,000. At June 30, 1995 and 1996 the Company had approximately $215,000 and $0, respectively, due under this note.

5.  WAREHOUSE AND OTHER CREDIT FACILITIES

     ACF has two separate two-year Loan and Security agreements with III
Finance Ltd. ("III Finance"), (the "Auto Agreements") whereby, as borrower, it may borrow, in total, the lesser of $100,000,000 or the sum of the outstanding principal amount of auto loans or leases, as defined, for the purpose of financing auto loans or leases in accordance with ACF's underwriting guidelines. Interest is charged at the annual rate of the one-month LIBOR plus
4.0%, adjusted monthly. As of June 30, 1995 and 1996, amounts outstanding under the Auto Agreements were $48,162,271 and $37,154,404, respectively, and the applicable interest rate was 10.0625% and 9.4805%, respectively. The Auto
Agreements expire in November 1997.

     Principal payments are made monthly in an amount equal to principal payments received from the underlying collateral. Prepayments of principal occurs when the Company securitizes and sells the underlying collateral.
Interest payments are made quarterly in arrears and on the date of any principal prepayments on the unpaid principal amount of each loan or lease made in accordance with the Auto Agreements.

     The Company also has a Loan and Security agreement (the "Title I
Agreement") whereby, as borrower, it may borrow the lesser of $50,000,000 or the sum of the outstanding principal amount of mortgage loans and 90% of the then outstanding principal amount of deficient mortgage loans, as defined, for the purpose of purchasing or financing home improvement and mortgage loans from originators and servicers of HUD Title I Loans in connection with separate purchase agreements that are approved by the lender. Interest is charged at an annual rate of the one-month LIBOR plus 4.0%. As of June 30, 1995 and 1996, no amounts were outstanding under the Title I Agreement.
The Title I Agreement expires in November 1997.

     Under the Auto Agreements and the Title I Agreement, ACF and the Company may also borrow funds to sell 90-day Eurodollar futures contracts as a hedge against interest rate fluctuations. At June 30, 1995 and 1996, the Company had no futures contracts outstanding.

     In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital Markets, Inc., a subsidiary of Long Term Credit Bank of
Japan (which has recently entered into an agreement to sell Greenwich Capital
Markets, Inc. to NatWest Markets) ("Greenwich Capital") for $100.0 million, which will provide the Company with additional flexibility to purchase greater volumes of receivables or warehouse automobile receivables for longer periods.
The facility is secured primarily by the Company's finance contracts and bears interest at the rate of the one-month LIBOR plus 3.0% (8.4805% at June 30, 1996), adjusted monthly. Principal payments are made to the extent that principal is paid on the underlying collateral, and are required to be made if the underlying collateral does not meet certain specified conditions.
Prepayment of principal is not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility is dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. As of June 30, 1996, the Company had approximately
$100.0 million of borrowings available through this facility. This facility expires in May 1997 and has a one year renewal option.

                 The Aegis Consumer Funding Group, Inc.

               Notes to Consolidated Financial Statements
                Years Ended June 30, 1994, 1995, and 1996


5.  WAREHOUSE AND OTHER CREDIT FACILITIES (CONTINUED)

     In addition to the warehouse financing, the Company has also secured a $5.0 million revolving credit agreement from Greenwich Capital (the "Credit
Agreement") and a commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions.
As of June 30, 1996, two securitizations aggregating $197.0 million were completed pursuant to the securitization commitment. The Credit Agreement expires in May 1997 and bears interest at the rate of 15.0% or LIBOR plus
9.0% determined by the Company at the time of borrowing. As of June 30, 1996, the Company had $5.0 million available under the Credit Agreement.

     The Company had a $10,000,000 revolving credit facility with an affiliated entity of one of its former significant stockholders. The proceeds under this facility were used by the Company for working capital purposes and certain other specific costs incurred in originating or acquiring auto loans or leases, as defined in the agreement. Interest was charged at an annual rate of 12%. The revolving credit facility was cancelled in March 1996. Under the revolving credit facility, the Company incurred interest expense of $252,879 and $0 for the years ended June 30, 1995 and 1996, respectively. As of June 30, 1995, the Company had fully paid its outstanding obligations made under the revolving credit facility including any interest owed.

6.  NOTES PAYABLE

     The Company has entered into several two-year Loan and Security
Agreements (the "Financing Agreements") with III Finance, whereby, it may borrow the lesser of an aggregate amount of $66.4 million or the maximum borrowing base, as defined under the Financing Agreements. As of June 30, 1995 and 1996, the Company had notes payable aggregating $12,956,123 and $29,848,859, respectively (which approximates their fair value) and related interest payable of $41,330 and $93,486, respectively, under the Financing
Agreements. The notes bear interest at 12.0% per annum and are secured by certain of the Company's retained interests in securitized receivables with carrying values aggregating approximately $22.5 million and $70.0 million at June 30, 1995 and 1996, respectively, which approximates their fair value.
As of June 30, 1996, the Company had $30.5 million available under the Financing Agreements. These Financing Agreements expire at varying dates through June 1998.

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office space and certain of its office equipment under noncancelable operating leases. The Company also has subleased certain of its office space and offsets its rent expense by the amount collected under the subleases.

     The Company's minimum rental payments as of June 30, 1996 are:

              Year Ending    Gross      Sub-lease        Net
                June 30,     Amount     Amount          Amount
               ---------   ----------   ----------    ---------
                1997       $2,937,000   $(634,000)    $2,303,000
                1998        2,882,000    (637,000)     2,245,000
                1999        2,249,000    (371,000)     1,878,000
                2000        1,040,000           -      1,040,000
                2001          977,000           -        977,000
               Thereafter   3,916,000           -      3,916,000
                            ---------   ---------     ----------
                          $14,001,000 $(1,642,000)   $12,359,000
                           ==========  ==========     ==========

                 The Aegis Consumer Funding Group, Inc.

                Note to Consolidated Financial Satements
                  Years Ended June 1994, 1995 and 1996


7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


     The Company has employment agreements with several of its key employees and officers which expire at various times through June 30, 1999. Under the terms of these agreements, the Company is obligated to pay minimum annual payments of $1,268,333, $1,185,000 and $733,750, respectively, during each of the years ending June 30, 1997 through June 30, 1999. In addition to the minimum payments, the Company is further obligated to pay incentive bonuses based on its earnings, as defined in the respective agreements, or based on the Company's automobile finance receivables acquisition volume levels.

     In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile loans to be resold as asset-backed securities through an Owner Trust Agreement (the "Agreement"). During the year ended
June 30, 1996, the Company sold approximately $97.8 million automobile receivables into this facility. The Agreement requires the Company to directly sell between $8.0 million and $15.0 million per month for a fifteen-month funding period, subsequent to the initial funding date.
As of June 30, 1996, the Company had a remaining commitment of approximately
$77.2 million, which expires in March 1997.

     In connection with securitization transactions, the Company enters into pooling and servicing agreements. The agreements require rhe Company to increase its cash contribution and default rates increase to certain levels defined in the agreements. As delinquencies and/or default rates increase or decrease, the Company's obligation varies. For the ear ended June 30, 1996, the Company paid additional contributions to the tursts of approximately $2.3 million and, in August 1996, paid what management believes to be its final contribution, under this obligation, of $2.4 million.

     On April 28, 1996, a complaint was filed against the Company in the United States District Court for the Southern District of New York alleging that the complainant was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. The amounts alleged to be due were in connection with the Company's private placement of $92.0 million of asset-backed securities in March 1996. On July 3, 1996, the complaint was amended to include fees allegedly due under the finder's agreement in connection with a series of financing arrangements entered into by the Company and in connection with a potential sale of common stock of the Company. The complainant seeks damages of $15.8 million plus interest and punitive damages of at least $545,000, together with costs, attorneys' fees and such other relief as the court deems appropriate. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the matter vigorously.

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company.

8.  CAPITAL STOCK

     On October 18, 1994, the Board of Directors and the Company's stockholders authorized a 47,654.4578 for 1 split of the common stock, the reclassification of the common stock from no par value to $.01 par value per share and an increase in the number of authorized shares of common stock to 30,000,000. All share and per share amounts presented in these financial statements have been adjusted to reflect the effect of such stock split and reclassification.

     In July 1993, the Company issued 3,637,477 shares to an existing stockholder in consideration for extending it credit under a $10,000,000 revolving credit facility. The Company recorded a commitment fee of $150,000 in consideration for this credit facility. This fee was capitalized and amortized as additional issuance of common shares over the six year life of the revolving credit facility. In March, 1996 the revolving credit facility was cancelled, whereby the Company expended the then remaining balance.


                   The Aegis Consumer Funding Group, Inc.

                 Notes to Consolidated Financial Statements
                  Years Ended June 30, 1994, 1995, and 1996


7. CAPITAL STOCK (CONTINUED)

     The Series B preferred stock provided for the accrual of no dividends until the first anniversary date of its issuance. Dividends accrued at an annual rate of 10%, payable quarterly, which commenced October 1, 1994.
The Series B preferred stock was cumulative, nonvoting and non redeemable;
however, ACFG may, upon 30 days notice, redeem all or part of the outstanding
Series B preferred stock at its liquidation value of $10,000 per share.
During the year ended June 30, 1994, the Company recorded a Series B preferred stock dividend of $225,100. This Series B preferred stock dividend imputed the periodic cost, using the effective yield method, of the Company's one year dividend payment holiday. During the year ended June 30, 1995, the Company paid cash Series B preferred stock dividends of $194,198 and retired its Series B preferred stock at its redemption value of $2,452,678.

     During the year ended June 30, 1995, the Company received $210,000 from one of its stockholders as the repayment of an outstanding receivable from a previous year's transaction.

     On September 15, 1993, the Company granted a warrant in connection with consulting services received by the Company. Such warrant is exercisable for 2.68% of the Company's common stock (328,389 shares) outstanding at the time of grant at an aggregate exercise price equal to $27,000, which was estimated to be the fair market value on the date of grant. In April 1995, the warrant was exercised and the Company issued 328,389 shares of common stock at its exercise price of $27,000.

     On April 6, 1995, the Company completed the issuance of 1,875,955 shares of common stock in an initial public offering (IPO). Net proceeds to the Company were approximately $9,997,000 after deducting expenses of the offering. Subsequently, on April 13, 1995, the Company completed the issuance of 316,250 shares of common stock pursuant to the exercise of the underwriters' IPO over-allotment option, resulting in additional net proceeds to the Company of approximately $1,850,000.

     In February, 1996 the Company issued $9,200,000 of Series C convertible preferred stock under Regulation S of the Securities Act of 1933. The Series
C preferred stock is convertible into common stock of the Company at the lower of $6.425 per share of common stock or 85% of the fair market value of the common stock at the time of conversion. The Company can redeem the Series
C preferred stock upon conversion at the fair market value of the common stock into which such Series C preferred stock is convertible. The Series C preferred stock has an 8% annual dividend payable in common stock at the time of conversion. The Series C preferred stock is automatically converted into common stock on the third anniversary of its issuance. For purposes of computing earnings per share, the Series C preferred stock is deemed to be a common stock equivalent, and as such is included in the weighted average common and common equivalent shares outstanding. The Company also issued warrants to the placement agent to purchase 114,553 shares of common stock of the Company at a price of $6.425 per share, which expire five years from their issuance date. None of these warrants were exercised as of June 30, 1996. During the year ended June 30, 1996, the Company redeemed 88 Series C preferred shares for $1.1 million and converted 307 Series C preferred shares into 679,114 shares of common stock.

     On April 6, 1995, the executive officers of the Company and Patrick and Michael Bennett placed 1,892,763 shares of common stock in escrow pending the Company's attainment of certain pre-determined earnings or market price targets. In the event the Company attains any of the pre-determined earnings or market price targets, the fair market value of the escrowed shares at the time they are released will be deemed additional compensation expense to the extent such shares are released from escrow to officers, directors or other employees of the Company. For the years ended June 30, 1995 and 1996, the Company incurred non-cash (non tax deductible) charges in the amount of $878,739 and $806,886, respectively from the release of 113,386 and 150,118 escrowed shares released to the executive officers of the Company (814,455 and 1,078,308 of the escrowed shares were released, respectively). As of June 30, 1996, all escrowed shares have been released. There was no impact on total stockholders equity on the Company's financial statements as a result of the release of the escrowed shares due to a corresponding increase in paid-in capital.


                   The Aegis Consumer Funding Group, Inc.

                  Notes to Consolidated Financial Statements
                   Years Ended June 30, 1994, 1995 and 1996


8.  CAPITAL STOCK (CONTINUED)

     In September, 1994, the Company adopted the 1994 stock option plan
(the "1994 Plan") and reserved 1,000,000 shares for such purposes and in May 1996 the Company adopted the 1996 stock option plan (the "1996 Plan") and reserved 750,000 shares for such purposes (collectively the "Option
Plan"). The Option Plan is administered by the Board of Directors or a committee appointed by the Board of Directors and provides for grants of incentive stock options ("ISOs") and non-incentive stock options ("Non-ISOs") to employees, directors and consultants of the Company or its subsidiaries
(as defined in the Option Plan).

     Consultants and directors who are not also employees of the Company may only be granted Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding common stock of the Company or a subsidiary of the Company (a
"10% Stockholder"), the exercise price shall not be less than 110% of the fair market value on the date of grant. The exercise price of each Non-ISO granted under the Option Plan may not be less than 85% of the fair market value of the common stock at the time of grant or, in the case of a Non-ISO granted to a 10% Stockholder, 110% of the fair market value of the common stock at the time of the Grant. ISOs may not be exercised after the tenth anniversary (fifth anniversary in the case of any option granted to a 10%
Stockholder) of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the Option Plan after ten years from the adoption of the Option Plan. Each director who is not also an employee of the Company will automatically receive each year Non-ISO's to purchase 10,000 shares of Common Stock pursuant to such terms as are provided in the formula provisions of the Option Plan. The stock options are immediately vested or are subject to vesting over a three year period. Activity of the Option Plan is summarized as follows:

                                                     Plan
                                           1994        1996           Total
Granted                              $945,000        309,163      1,254,163
Terminated                           (105,000)             -       (105,000)
                                      -------         ------      ---------
Outstanding at June 30, 1996          840,000        309,163      1,149,163
                                      =======        =======      =========
Exercisable at June 30, 1996          783,333              -        783,333
                                      =======        =======      =========

In connection with the Greenwich Capital facilities, the Company granted warrants to Greenwich Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share (subject to adjustment). The warrants vest at the occurrence of various events relating to the facilities. As of June
30, 1996, 675,526 warrants are exercisable and 217,542 of the remaining non-vested warrants vest over the remaining securitization commitment and 223,267 warrants will vest upon the renewal of the related warehouse credit facility.

9.  EARNINGS PER SHARE

      Pro forma net income and pro forma earnings per share for the year ended
June 30, 1995 is calculated assuming the Company's April 1995 IPO occurred as of the beginning of the year and gives effect to (i) the redemption of approximately $2.5 million of the Company's preferred stock and dividends paid of $194,198, (ii) the termination of a consulting agreement providing consulting fees of $139,751, net of taxes, (iii) the repayment of approximately $5.0 million of indebtedness under the Company's revolving credit facility and related interest expense of $192,157, net of taxes.


           The Aegis Consumer Funding Group, Inc.

       Notes to Consolidated Financial Statements
         Years Ended June 30, 1994, 1995 and 1996



9.  EARNINGS PER SHARE (CONTINUED)


The components of the Company's earnings per share of common and common equivalent share are as follows:


                                                      1995       1996
Primary earnings per share:
 Historical basis:
     Net income available, as adjusted             $1,079,423  $9,288,615
                                                  ==========  ==========
          Net income per common and common
          equivalent share                             $0.09       $0.65
                                                        ====       =====
      Weighted average common shares              12,641,878  12,969,500
      Weighted average common equivalent shares        9,968   1,359,130
                                                  ----------  ----------
      Weighted average common and common
       equivalent shares                          12,651,846  14,328,630
                                                  ==========  ==========
 Pro forma basis:
     Net income available, as adjusted            $1,605,529         N/A
                                                  ==========         ===
     Net income per common and common
      equivalent share                                 $0.12         N/A
                                                       =====         ===
     Weighed average common shares                12,886,319         N/A
     Weighted average common equivalent shares        32,917         N/A
                                                  ----------         ---
     Weighted average common and common
      equivalent shares                           12,919,235         N/A
                                                  ==========         ===
 Fully diluted earnings per share:
   Historical basis:
     Net income available, as adjusted            $1,079,423  $9,288,615
                                                  ==========   =========
     Net income per common and common
      equivalent share                                 $0.08       $0.61
                                                       =====       =====

     Weighted average common shares               13,081,631  14,862,263
     Weighted average common equivalent shares        10,661     328,430
                                                  ----------  ----------
     Weighted average common and common
      equivalent shares                           13,092,292  15,190,693
                                                  ==========  ==========
   Pro forma basis:
     Net income available to common stockholders  $1,605,529         N/A
                                                  ==========         ===
     Net income per common and common
      equivalent share                                 $0.11         N/A
                                                       =====         ===

     Weighted average common shares               14,776,844         N/A
     Weighted average common equivalent shares        35,887         N/A
                                                  ----------         ---
     Weighted average common and common
      equivalent shares                           14,812,731         N/A
                                                  ==========         ===

           The Aegis Consumer Funding Group, Inc.

       Notes to Consolidated Financial Statements
         Years Ended June 30, 1994, 1995 and 1996

10.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1994, the Company shared office space, management and certain officers with an affiliate. The Company charged this affiliate with its proportionate share of rent, office expenses, salaries and related employee costs, and other overhead. In addition to charging the affiliate for its proportionate share of expenses, the Company charged a ten percent mark-up for services rendered (excluding amounts charged for rent) and processing charges. Effective October 1, 1993, the agreement was terminated and the Company no longer shares such expenses. For the year ended June 30,1994, the Company earned $252,766 in connection with this agreement and is included in fees and commissions earned-related parties.

     For the years ended June 30, 1994 and 1995, the Company provided consulting, financial and structuring services to an affiliated entity of one of its significant stockholders. In connection with these engagements, the Company earned $1,840,839 and $275,000 (including reimbursement of out of pocket costs of $112,037 and none, respectively) for the years ended June 30, 1994 and 1995, respectively. For the years ended June 30, 1996 none of these services were provided.

     In addition to receiving the above fees, in the year ended June 30, 1994, the Company also sold one of its retained interests in securitized receivables that invested in the excess spread from one of its securitizations of HUD
Title I Loans and two of its excess servicing assets derived from previous automobile loan securitizations. During the year ended June 30, 1994, the Company received $2,375,363 in cash and a note receivable of $600,000 in connection with the sales and recorded $336,598 in gains on sale of investments. The note receivable accrued interest at 8.5% and matures in August, 2000. During the year ended June 30, 1996, the Company recorded a valuation allowance of $600,000 for the note receivable.

     Prior to becoming a significant stockholder in the Company, the above significant stockholder was a client of the Company engaged in an ongoing consulting arrangement involving a specific product line. As the specific product line developed, the services required of the Company increased and hence the consulting arrangement was amended to reflect the increased services provided. This amendment resulted in the Company earning additional fees of $1,216,234 during the year ended June 30, 1994. For the year ended June 30, 1994, the Company earned total fees of $1,945,535 relating to this product line.

     During the year ended June 30, 1994, the Company acquired for $500,000, and subsequently expensed, a Dealer list and related support services from a company in which the above significant stockholder had a significant beneficial ownership interest.

     The Company had a consulting agreement with another significant stockholder whereby it provided advisory services to the Company for the development, implementation and marketing of consumer product lines. In connection with this agreement, the Company paid approximately $542,000 and $350,000 to such stockholder during the years ended June 30, 1994 and 1995, respectively. This agreement was canceled effective April 6, 1995.

     During the year ended June 30, 1994, the Company purchased a $3,242,724 portfolio of automobile retail installment contracts from an entity in which it had a 33.33% equity interest. The Company recorded a gain on the portfolio of $427,280 when these loans were included in the Company's June 1994, $18.5 million automobile loan securitization. In addition, the Company acquired a retained interest in a separate pool of automobile retail installment contracts as consideration for securitizing and securing a buyer for such portfolio. The
Company subsequently recorded a gain of $420,056 during the year ended June 30, 1994 in connection with the sale of such retained interest. The results of such sale are included in gains from securitization transactions.


                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1994, 1995 AND 1996


10.  RELATED PARTY TRANSACTIONS (CONTINUED)


     In March 1996, the Company entered into a consulting agreement (the
"Consulting Agreement") with Whitehall Financial Group, Inc. ("Whitehall"), whereby Whitehall was engaged to provide consulting services to the Company relating to operations, management, financing and marketing. The Consulting
Agreement expires on February 5, 1997, is renewable for a one-year term and provides an annual fee to Whitehall of $300,000 (subject to adjustment in certain circumstances) plus reasonable and necessary expenses. For the year ended June 30, 1996, the Company incurred an expense of $125,000 under the Consulting Agreement.

11.  INCOME TAXES

     At June 30, 1996, the Company had a federal net operating loss carryforward of approximately $34.0 million which will expire no sooner than September 30, 2005. Future utilization of approximately $30.0 million of the total net operating losses are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company has recorded a deferred tax asset and a valuation allowance relating to the future benefit of the carryforward.

     As discussed in the summary of significant accounting policies, the Company underwent a quasi-reorganization in 1992. Accordingly, any benefit relating to the use of $1.8 million of the Section 382 loss carryforward generated prior to the quasi- reorganization will be reflected as an adjustment to stockholders' equity. A full valuation allowance has been established against this $1.8 million Section 382 loss carryforward.

The Company's income tax provisions consist of the following:

                                         Year Ended June 30,
                                      1994             1995          1996
Current provision
    Federal. . . . . . . . . . .     $883,402     $        -    $       -
    State and local. . . . . . .      624,936        221,484    1,553,988
                                     --------       --------    ---------

      Total current. . . . . . .    1,508,338        221,484    1,553,988
                                    ---------        -------    ---------
Deferred (benefit) provision
    Federal. . . . . . . . . . .      (97,000)     1,475,000    5,639,763
    State and local. . . . . . .      (59,000)        71,540      278,271
                                      --------     ---------    ---------
      Total deferred . . . . . .     (156,000)     1,546,540    5,918,034
                                     ---------     ---------    ---------
   Total provision for income taxes $1,352,338    $1,768,024   $7,472,022
                                    ==========    ==========   ==========

     Deferred taxes have been provided for temporary differences in the recognition of revenues and expenses for tax and financial statement purposes.
The significant components of the Company's deferred tax liability, which is included in income taxes payable, are as follows:


                                                June 30,
                                      1995              1996
 Liabilities:
  Securitization transactions      $2,686,700        $17,628,762
  Leases                            1,974,995          2,534,990
                                    ---------        -----------
    Total deferred tax liability    4,661,695         20,163,752
                                    ---------        -----------
Assets:
  Net operating loss carryforward   3,081,600         11,956,095
  Allowance for credit losses         661,700          1,236,491
  State taxes                          71,500            193,375
  Rent expense                        117,355            130,217
                                    ---------         ----------
    Total deferred tax asset        3,932,155         13,516,178
                                   ----------         ----------
  Valuation allowance                (661,000)         (661,000)
                                    ---------          --------
    Net deferred tax asset          3,271,155         12,855,178
                                    ---------         ----------
Net deferred tax liability         $1,390,540         $7,308,574
                                   ==========        ===========

               The Aegis Consumer Funding Group, Inc.

            Notes to Consolidated Financial Statements
             Years Ended June 30, 1994, 1995 and 1996


11.  INCOME TAXES (CONTINUED):

The reconciliation of the federal statutory rate to the effective tax rate is as follows:


                                           Year Ended June 30,
                                          1994    1995     1996
    Statutory federal rate                34%      34%     35%
    State taxes, net of federal benefit   15%      12%      7%
    Permanent difference resulting from
     charge for
     release of Escrowed shares             -      10%      2%
    Other                                   -       2%      1%
                                          49%      58%     45%
                                         ====     ====    ====

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized financial data is as follows (dollars in thousands, except for per share amounts):


                                             Quarter Ended

                                Sept. 30,   Dec.31,    March 31, June 30,
                                  1995       1995       1996       1996
Revenues                         $9,158     $9,405     $13,064   $14,700
                                 ------     ------     -------   -------
Interest expense                  2,124      2,459       2,723     2,784
Other expenses                    3,386      3,720       5,824     6,547
                                 ------      -----       -----     ------
 Total expenses                   5,511      6,179       8,547     9,331
                                 ------     ------       -----     -----
Net income before income taxes    3,647      3,227       4,517     5,369
Provision for income taxes        1,641      1,384       1,988     2,460
                                 ------     ------       -----     -----
 Net income                      $2,006     $1,844      $2,529    $2,909
                                 ======    =======      ======    ======
 Net income available to
  shareholders                   $2,006     $1,844      $2,529    $2,768
                                 ======     ======      ======    ======

Net income per common share:
     Primary                      $0.15      $0.13       $0.17     $0.19
                                 ======      =====       =====     =====
     Fully Diluted                $0.14      $0.12       $0.16     $0.18
                                 ======     ======      ======     =====

The quarters ended December 31, 1995, March 31, 1996 and June 30, 1996 included write-downs on retained interests in securitized receivables of $1.5 million, $2.5 million and $3.5 million, respectively.

The quarter ended June 30, 1996, included a non-cash charge of $807,000 from the release of escrowed shares which was offset by an increase in paid-in-capital. There was no impact on total stockholders' equity as a result of the escrow share release and the resultant non-cash charge.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Interest and income taxes paid during the year were as follows:

                                          Year Ended June 30,
                                           1994         1995         1996
    Interest . . . . . . . . . .        $838,962    $4,098,195    $10,369,296
                                        ========    ==========    ===========
    Income taxes . . . . . . . .        $101,204    $1,070,513      $ 141,623
                                        ========    ==========    ===========


