Form 10-Q
period 1996-09-30
AEGIS CONSUMER FUNDING GROUP INC
filed 1996-11-14
CIK 932278

United States
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996


                                          OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

                            Commission File Number 0-25714


                       THE AEGIS CONSUMER FUNDING GROUP, INC.
                 (Exact name of registrant as specified in its charter)



          DELAWARE                                 22-3008867
 (State or otherjurisdiction of                  (IRS Employer
 incorporation or organization)                Identification No.)


       525 Washington Blvd.,
           29th Floor,
         Jersey City, NJ                                07310
(Address of principal executive offices)             (Zip Code)

        (201) 418-7300                            FAX (201) 418-7393
(Registrant's telephone number,
      including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X.  No.

As of November 6, 1996, 15,981,644 shares of the issuer's common stock were outstanding.

                        THE AEGIS CONSUMER FUNDING GROUP, INC.

                                     FORM 10-Q

                                       INDEX




                                                                      Page
PART I.   FINANCIAL INFORMATION                                        No.
Item 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Unaudited):
         Consolidated Condensed Statements of Financial Condition -
           September 30, 1996 and June 30, 1996. . .                    3

          Consolidated Condensed  Statements of Income -three
           months ended September 30, 1996 and 1995.                    4

          Consolidated Condensed Statements of Cash Flows - three
           months ended September 30, 1996 and 1995.                    5

          Notes to Consolidated Condensed Financial Statements .        6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . .      8


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . .                   22
Item 2.   Changes in Securities. . . . . . . . . . .                   22
Item 3.   Defaults upon Senior Securities. . . . . .                   22
Item 4.   Submission of Matters to a Vote of Security Holders. .       22
Item 5.   Other information. . . . . . . . . . . . .                   22
Item 6.   Exhibits and Reports on Form 8-K . . . . .                   22

SIGNATURES . . . . . . . . . . . . . . . . . . . . .                   24
EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . .                   22

PART I.             FINANCIAL INFORMATION:

Item 1.  Consolidated Condensed Statements

                   THE AEGIS CONSUMER FUNDING GROUP, INC.
         Consolidated Condensed Statements of Financial Condition
                                 (unaudited)

                                 ASSETS

                                              September 30,       June 30,
                                                  1996              1996
                                              ------------      ----------
Cash and cash equivalents                    $   2,373,277      $3,090,624
Automobile finance receivables, net             54,153,648      41,058,222
Retained interests in securitized receivables   82,138,886      70,242,773
Other assets                                     8,708,456       7,060,135
                                                ----------      ----------
                                              $147,374,267    $121,451,754
                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse credit facilities                    $44,886,123     $37,202,342
Notes payable                                   37,233,577      29,848,859
Accounts payable and accrued expenses           16,863,735      11,220,644
Income taxes payable                            11,337,741       9,188,444
                                               -----------     -----------
 Total liabilities                             110,321,176      87,460,289
                                               -----------     -----------
Stockholders' equity:
Common stock, $.01 par value;
  30,000,000 shares authorized;
  15,455,958 issued and outstanding
  at June 30 and 16,002,606 issued and
  15,922,606 outstanding at September 30           160,026         154,560
Preferred stock, Series C, $0.10 par value;
  1,100 shares authorized; 920 shares issued;
  525 shares outstanding at June 30 and 325
  shares outstanding at September 30                    33              53
Paid in capital                                 22,537,102      22,199,545
Retained earnings, since date of
 recapitalization (March 1,1992)                14,695,930      11,637,307
                                                ----------      ----------
 Total capital and retained earnings            37,393,091      33,991,465
                                                ----------      ----------

 Treasury stock                                    340,000               -
                                                ----------      ----------
Total stockholders' equity                      37,053,091      33,991,465
                                                ----------      ----------
                                              $147,374,267    $121,451,754
                                              ============    ============

                             See accompanying notes.

                    THE AEGIS CONSUMER FUNDING GROUP, INC.
                 Consolidated Condensed Statements of Income
                Three months ended September 30, 1996 and 1995
                                  (unaudited)

                                                       1996          1995
                                                       ----          ----
Revenues:
Fees and commissions earned                           $46,555       $72,055
Gains on securitizations and securities sales       8,349,120     6,022,858
Interest income                                     5,142,854     2,990,301
Other income                                          150,249        72,939
                                                     --------     ---------
                                                   13,688,778     9,158,153
                                                   ----------     ---------
Operating expenses:
Salaries and other employee costs                   2,219,607     1,261,372
Provision for credit losses                           536,175       753,775
Interest expense                                    3,013,473     2,124,347
Other expenses                                      2,604,790     1,371,177
                                                    ---------     ---------
                                                    8,374,045     5,510,671
                                                    ---------     ---------
Net income before income taxes                      5,314,733     3,647,482
Taxes on income                                     2,179,090     1,641,400
                                                    ---------     ---------

Net income                                         $3,135,643    $2,006,082
                                                   ==========    ==========
Net income available to common stockholders        $3,135,643    $2,006,082
                                                   ==========    ==========

Primary Earnings Per Share:

    Net income available to common stockholders    $3,135,643    $2,006,082
                                                   ==========    ==========
    Net income per common and common equivalent
     share                                              $0.19         $0.15
                                                        =====         =====
    Weighted average common and common
       equivalent shares                           16,484,713    13,738,109
                                                   ==========    ==========

Fully Diluted Earnings Per Share:

    Net income available to common stockholders    $3,135,643    $2,006,082
                                                   ==========    ==========
    Net income per common and common equivalent
     share                                              $0.19         $0.14
                                                        =====         =====
    Weighted average common and common
   equivalent shares                               16,491,910    14,821,219
                                                  ===========    ==========




                               See accompanying notes.

                      THE AEGIS CONSUMER FUNDING GROUP, INC.
                  Consolidated Condensed Statements of Cash Flows
                  Three months ended September 30, 1996 and 1995
                                   (unaudited)


                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
    Net income                                      $3,135,643     $2,006,082
    Adjustments to reconcile net income to
     net cash used in operating activities:
   Amortization and depreciation expense               277,146        121,125
   Provision for credit losses, net                    536,175        753,775
   Unrealized gains on securitization
    transactions                                   (12,109,339)    (9,923,586)
   Write down of retained interest in securitized
    receivables                                      2,000,000              -
   Increase in automobile finance receivables
     portfolio                                     (13,631,601)    (8,534,030)
   Decrease in note receivable                               -      7,651,985
   Decrease in other assets                             27,034      2,987,028
   Increase (decrease) in accounts payable and
     accrued expenses                                5,643,089       (572,190)
   Increase in income taxes payable                  2,149,297      1,574,263
                                                     ---------      ---------
          Net cash used in operating activities    (11,972,556)    (3,935,548)
                                                   ------------    -----------
Cash flows from investing activities:

 Distributions from retained interests in securitized
  receivables                                          642,885        592,351
 Additional payments to securitized receivable
  trusts                                            (2,429,659)             -
  Purchases of fixed assets                         (1,686,515)       (91,942)
                                                    -----------      ---------
      Net cash (used in) provided by investing
       activities                                   (3,473,289)       500,409
                                                    -----------      ---------
  Cash flows from financing activities:
 Proceeds from borrowing under warehouse credit
  facilities                                       221,308,450     68,453,403
 Repayment of borrowing under warehouse credit
  facilities                                     (213,624,669)    (73,700,140)
 Proceeds from borrowing under notes payable       14,522,975       4,884,225
 Repayment of borrowing under notes payable        (7,138,258)     (1,262,042)
 Purchase of treasury stock                          (340,000)              -
                                                    ----------     -----------
     Net cash provided by (used in) financing
      activities                                   14,728,498      (1,624,554)
                                                  -----------      -----------
Net decrease in cash and cash equivalents            (717,347)     (5,059,693)

Cash and cash equivalents, beginning of period      3,090,624       5,970,571
                                                   ----------      -----------
Cash and cash equivalents, end of period           $2,373,277     $   910,878
                                                   ==========     ============
Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest                                        $2,917,413      $2,114,708
                                                   ==========      ===========
   Income taxes                                       $91,800         $77,700
                                                   ==========      ===========






                              See accompanying notes.

                      THE AEGIS CONSUMER FUNDING GROUP, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year.
The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission (the "SEC"). Pursuant to interim accounting disclosure rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's 10-K filing for the fiscal year ended June 30, 1996. This quarterly report should be read in conjunction with such annual 10-K filing.


2.  WAREHOUSE AND OTHER CREDIT FACILITIES

In October 1996, the two separate two-year Loan and Security Agreements (the "Auto Agreements") with III
Finance Ltd ("III Finance") were amended to increase the borrowing limits to $200.0 million, this limit is inclusive of the Auto Agreements and Loan and Security Agreements with III Finance (the "Financing Agreements"). Under the terms of the amended Auto Agreements, the rate of interest on loan borrowings in excess of $50.0 million is LIBOR plus
2.75% compared to LIBOR plus 4.0%.

During the three months ended September 30, 1996, the Company borrowed $2.0 million of the $5.0 million available under a revolving credit agreement provided by Greenwich Capital Markets, Inc. ("Greenwich Capital").
In October, 1996, the Company borrowed the remaining
$3.0 million available under the revolving credit agreement.

3.  NOTES PAYABLE

During the three months ended September 30, 1996, the Company entered into an additional Loan and Security
Agreement with III Finance,
whereby, the Company may borrow up to $3,147,123.
During the three months ended September 30, 1996, the Company borrowed $2,197,411 under this agreement. As of September 30, 1996, the Company had notes payable aggregating $34,889,839 and related interest payable of $118,100 under all the Financing
Agreements with III Finance. The notes bear interest at a rate of 12% per annum and are secured by certain of the Company's retained interests in securitized receivables with carrying values aggregating approximately $81.6 million at September 30, 1996, which approximates their fair value.

In October 1996, the Company was unable to make a principal payment of $4.2 million due under the note payable secured by its retained interest in securitized receivables created under the Aegis Auto Owner Trust 1995-A securitization as a result of the change in the recalculated borrwing base. As of September 30, 1996, the Company had borrowings of $9.7 million under this note which is secured by retained interests in securitized receivables with an estimated fair value of $22.7 million. In October, 1996, when the payment was due, the Company negotiated a 40 day extension on the $4.2 million principal payment owed. Based on information available to the Company at the time it negotiated its extension, the Company believed it would have completed a transaction that would have raised the necessary capital to pay the amount owed. However, as of the date hereof, the consummation of such transaction is uncertain and the Company is therefore renegotiating the payment terms under this financing.

During the three months ended September 30, 1996, certain executive officers of the Company deferred payment of their bonuses earned for the year ended June
30, 1996. In connection therewith, the Company entered into notes payable (the "Executive Notes") with such officers in an aggregate amount of $686,000. The
Executive Notes expire no later than January 2, 1997 and bear interest at a rate of 15% per annum.

On July 29, 1996, Systems and Services Technologies,
Inc., ("SST"), a wholly owned subsidiary of the Company, purchased a building and property (the
"Property"), located at 4215 Pickett Road, St. Joseph,
Missouri, formerly known as the Northwest Missouri
Community College Facility. The Property will be utilized by SST as its loan servicing center after the completion of the refurbishments, which are expected to be finished by the end of the Company's second quarter.

The Company believes the purchase and refurbishment of the Property will cost $2.2 million. Commerce Bank, N.A. ("Commerce") has executed a Loan Agreement with SST, dated as of July 29, 1996, whereby Commerce advanced SST $1.4 million with interest of 8.2% per annum, expiring in August, 2001 for the purchase and refurbishment of the Property.

4.  COMMITMENTS AND CONTINGENCIES

In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through an Owners Trust Agreement (the
"Agreement").  Through September 30, 1996, the
Company sold approximately $143.5 million of finance contracts in accordance with the Agreement and had a remaining commitment of approximately $31.5 million.
In October 1996, it was determined that the finance contracts underlying the securities were not performing in accordance with the levels required under the Agreement. This event terminated the Company's commitment to sell finance contracts under the terms of the Agreement of $26.6 million (as of that date, the Company had sold $148.4 million of finance contracts of the $175.0 million total commitment).

The Company has a one-year commitment from Greenwich Capital Markets, Inc. ("Greenwich Capital") to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions.
Three securitizations aggregating $307.0 million were completed as of September 30, 1996 pursuant to this commitment.

In connection with securitization transactions, the Company enters into pooling and servicing agreements.
Certain of these agreements require the Company to increase its cash contribution to the underlying trusts when the delinquencies and default rates increase to certain levels defined in the agreements. As delinquencies and/or default rates increase or decrease, the Company's obligation varies. For the year ended June 30,1996, the Company paid additional contributions to the trusts of approximately $2.3 million and, in August 1996, paid
$2.4 million, which management believes to be, its final contribution under this obligation.

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

5.  CAPITAL STOCK

No warrants that were issued and outstanding at June 30, 1996 have been exercised as of November 6, 1996.

During the three months ended September 30, 1996, the Company converted 200 shares of Series C Preferred
Stock into 546,648 shares of common stock.

During the three months ended September 30, 1996 the Company purchased 80,000 shares of common stock from a former executive officer, who is currently the CEO of SST, for $340,000.

Item 2.
Managements Discussion and Analysis of Financial
Condition and Results of Operations.


The following discussion and analysis of financial condition and results of operations of the Company relates to the fiscal quarters ended September 30, 1996 and 1995 and should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this quarterly report. The unaudited results for the three months ended
September 30, 1996 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview

  The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992, through September 30, 1996, the Company has acquired approximately $821 million of finance contracts, of which $755 million have been securitized in fifteen offerings of asset-backed securities.

  The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.



                                                For the Quarters Ended

                             Sept. 30,    Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31.  Mar. 31,    June  30,   Sept 30
                               1994         1994       1995       1995       1995        1995      1996        1996         1996
                             --------     -------    -------    --------    --------    -------   -------    --------    -------
                                                    (dollars in thousands)
Number of finance contracts
 acquired during period .      1,729      1,583      2,688      4,901       5,943       8,190    10,569      12,037       15,401
Average finance contract
  balance                      $12.0      $12.1      $12.2      $12.2       $12.2       $12.3     $12.2       $12.4        $12.4
Aggregate value of finance
 contracts acquired during
  period                      20,712     19,188     32,785     59,609      72,562     100,582   128,781     149,612      190,843
Gains from securitization
 transactions(1)(2) .          1,600        741      1,984      5,197       6,023       7,424    12,759      10,824        8,349
Gains from whole loan sales.      87        124        604         40          48          64       111         290            -
Net interest (expense) income.   747        334        213        765         866       1,021       546         993        2,129
Revenue(3) . .                 2,462      1,949      2,498      6,111       7,034       6,946    10,341      11,916       10,675
Finance contracts securitized
during period. .              23,251     21,000     21,000     54,000      67,630      85,368   130,138     149,274      173,270
Finance contracts sold during
period . . . . .                 998      1,750      8,561      1,000       1,000       1,801     2,752       2,250            -
Servicing portfolio(at period
 end)(4) . . . .              55,032     69,248     94,576    146,557     197,911     287,481   401,704     500,694      645,551

<F1>
(1) Excludes gains from whole loan sales of finance contracts.
<F2>
(2)   The quarters ended December 31, 1995, March 31,
1996, June 30, 1996 and September 30, 1996 are before write downs of $3.1 million, $1.5 million, $3.5 million and $2.0 million, respectively, taken on prior retained interests in securitized receivables.
<F3>
(3)   Revenue is net of interest expense.
<F4>
(4) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.


Revenues

 The Company's primary sources of revenues consist of two components: gains from securitization transactions and interest income.

 Gains from Securitization Transactions. The Company warehouses the finance contracts it acquires and periodically sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference ( gross spread ) between the annual rate of interest paid by the consumer ( APR ) on the finance contracts acquired and the interest rate on the asset-backed securities sold ( Certificate Rate ). When the
Company securitizes its finance contracts, it records a gain from securitization transactions and establishes an asset referred to as retained interest in securitized receivables. Gains from securitization transactions are equal to the retained interest on the securitized receivables plus the difference between the net proceeds from the securitization and the cost (including the cost of VSI Policy and credit default premiums) to the Company of the finance contracts sold.

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

 The following table provides information for each of the Company s rated securitizations:

                                                          Weighted
                                          Remaining       Average     Weighted
                                          balance at      Finance     Average
                             Original    September 30,   Contract   Certificate                  Gross            Net
Securitizations               Balance      1996            Rate         Rate          Ratings   Spread (1)     Spread(2)
---------------              --------    ------------    ---------  ------------      --------  ---------      ---------
Aegis Auto Receivables Trust,
Series:
1994-A . .                   $18,539        $5,200         20.28%       7.74%            A(3)      12.54%        8.70%
1994-2 . .                    23,251         8,466         19.82        8.04            A+(3)      11.78         8.12
1994-3 . .                  21,000(4)        8,834         19.66        9.46            A+(3)      10.20         6.46
1995-1 . .                  21,000(4)       10,364         20.41        8.60            A+(3)      11.81         8.46
1995-2 . .                  54,000(4)       30,633         19.94        7.16            A+(3)      12.78         8.98
1995-3 . .                  60,000(4)       38,902         20.04        7.09            A+(3)      12.95        10.12
1995-4 . .                  70,000(4)       51,808         19.88        6.65            A+(3)      13.23        10.41
1996-1 . .                  92,000(4)       79,350         20.13      8.44(5)      A+,BBB,BB/      11.69         8.89
                                                                                A+,BBB+,BB(6)
1996-2 . .                 105,000(4)      100,983         20.10      8.93(7)      A+,BBB,BB/      11.17         8.40
                                                                                A+,BBB+,BB(8)
1996-3 . .                 110,000(4)      109,108         20.2       8.82(9)      A+,BBB,BB/      11.40         8.75
                                                                                 A,BBB,BB(10)
Aegis Auto
Owner Trust. . . . .       143,477         125,943         20.14       6.53  AAA/Aaa,Baa2(11)     13.611         0.87(12)

<F1>
(1)   Difference between the Weighted
Average APR on finance contracts and the Weighted
Average APR on the trust certificates (the "Weighted
Average Certificate Rate").
<F2>
(2)   Difference between Weighted
Average APR on finance contracts and the Weighted
Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses, if any.
<F3>
(3)   Indicates ratings by Duff & Phelps.
<F4>
(4)   Includes prefunded amounts which
were transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4, 1996-1,
1996-2, 1996-3 and by the first week of the next quarter for 1994-3.
<F5>
(5)   The Weighted Average Certificate
Rate is composed of the following: The Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
<F6>
(6)   The 1996-1 Securitization has Class
A Notes rated A+ by Duff & Phelps and A+ by Fitch;
Class B Notes rated BBB by Duff & Phelps and BBB+ by Fitch and Class C Notes rated BB by Duff & Phelps and BB by Fitch.
<F7>
(7)    The Weighted Average Certificate
Rate is composed of the following: The Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%
<F8>
(8)    The 1996-2 Securitization has Class
A notes rated A+ by both Duff & Phelps and Fitch;
Class B Notes rated BBB by Duff and Phelps and BBB+ by Fitch and Class C Notes rated BB by both Duff &
Phelps and Fitch.
<F9>
(9)    The weighted average Certificate
Rate is composed of the following: the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.
<F10>
(10)    The 1996-3 Securitization has
Class A notes rated A+ by Duff & Phelps and A by
Fitch;  Class B notes rated BBB and Class C notes rated
BB by both Duff & Phelps and Fitch.
<F11>
(11) The Company had a total funding commitment of $175.0 million, of which $15.4 million was funded in the second quarter of the fiscal year ended June 30, 1996, $38.1 million was funded in the third quarter of the fiscal year ended June 30, 1996 , $44.3 million was funded in the fourth quarter of fiscal year ended June 30, 1996 , $45.7 million was funded in the first quarter of the fiscal year ending June 30, 1997. The Owner Trust Facility has Class A Notes rated AAA by Standard & Poor s and Aaa by Moody s and Class B Certificates rated Baa2 by Moody s.
<F12>
(12)   Amortized over maximum $175.0 million
facility.


Results of Operations

Three Months Ended September 30, 1996 Compared To
Three Months Ended September 30, 1995

Revenues

   Revenues increased to $13.7 million for the three months ended September 30, 1996 from $9.2 million for the three months ended September 30, 1995, an increase of $4.5 million or 49.5%.

   Gains from Securitization Transactions. Gains from securitization transactions increased to $8.3 million for the three months ended September 30, 1996 from $6.0 million for the three months ended September 30, 1995, an increase of $2.3 million or 38.6%. The increase in gains from securitization transactions was offset by write downs of $2.0 million (described below) taken on the retained interests in securitized receivables from earlier securitizations. Additionally, the Company's securitization costs increased as a result of the inherent costs associated with issuing warrants to Greenwich
Capital in connection with additional securitizations pursuant to the terms of the Securitization Facility.
Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. During the three months ended September 30, 1996, the Company incurred $2.0 million of, what management believes to be, permanent losses on its retained interests in securitized receivables portfolio. The cause of the permanent impairment was higher than expected default rates on the underlying finance contracts.
As a result of these increases, current assumptions utilized in current valuations have been adjusted to reflect the higher default rates.

   Interest Income.  Interest income increased to $5.1
million for the three months ended September 30, 1996
from $3.0 million for the three months ended September
30,1995, an increase of $2.1 million or 72.0%, primarily
as a result of the Company s increased finance contract
volume.  The Company s weighted monthly average
outstanding balance of finance contracts owned increased
to $39.3 million for the three months ended September
30, 1996 from $20.8 million for the three months ended
September 30, 1995, an increase of $18.5 million or
88.9%.   Since the Company s weighted average APR on
finance contracts has remained at approximately 20.5%,
the increase in interest income is partially attributable to the increase in the weighted average outstanding balance.
(Interest income is net of servicing fees paid and earned.)

Operating Expenses.

 Operating expenses increased to $8.4 million for the three months ended September 30, 1996 from $5.5 million for the three months ended September 30, 1995, an increase of $2.9 million or 52.0%.

   Interest Expense.  Interest expense increased to $3.0
million for the three months ended September 30, 1996 from $2.1 million for the three months ended September
30, 1995, an increase of $0.9 million or 41.9%, as a result of the increased financing requirements for the increased finance contract acquisition activity. The increase in interest expense represents 31.1% of the total increase in operating expenses and is partially attributable to the Company s warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 9.4102% to as high as 9.5156% for the three months ended September 30, 1996 compared to a low of 9.8125% and a high of 10.125% for the three months ended September 30, 1995. In addition, the Company s monthly average outstanding balance on its warehouse credit facility increased to $73.0 million for the three months ended September 30, 1996 from $57.4 million for the three months ended September 30, 1995. The
Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $31.3 million for the three months ended September 30, 1996 compared to a monthly outstanding average balance of $14.2 million for the three months ended September
30, 1995.

   Salaries and Other Employee Costs. Salaries and other employee costs increased to $2.2 million for the three months ended September 30, 1996 from $1.3 million for the three months ended September 30, 1995, an increase of $0.9 million or 76.0%, due to an increase in the number of employees to approximately 350 at September
30, 1996 from approximately 210 employees at September 30, 1995. In addition temporary help charges incurred increased to $541,000 for the three months ended September 30, 1996 from $21,000 for the three months ended September 30, 1995, an increase of $520,000 or 252.1%. Temporary employment agencies, specializing in providing collectors, are increasingly being utilized in the Company's California collections unit located in Irvine, CA as a screening process for hiring new collectors. The Collections unit continues to expand its operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company.

   Provision for Credit Losses.  The provision for credit
losses decreased to $536,000 for the three months ended
September 30, 1996 from $754,000 for the three months
ended September 30, 1995, a decrease of $218,000 or
28.9%.  The provision for credit losses for the three
months ended September 30, 1996 includes an adjustment
for $500,000 for estimated recoveries of sales taxes paid on automobile finance contracts which became delinquent
and/or defaulted.  Exclusive of this adjustment, the
provision for credit losses increased to $1.0 million, an
increase of $300,000 or 39.8% from the three months
ended September 30, 1995.  The Company's provision for
credit losses is affected by: (i) the Company's increased
acquisition volume of finance contracts; (ii) the
Company's decision to discontinue purchasing credit
default insurance on its lease originations effective
January 1995; (iii) the Company's decision, effective
August 1995, to insure on a discretionary basis its finance
contract acquisitions (to the extent finance contracts
remain uninsured for default, the Company's loss ratio is
higher); (iv) the increase in delinquent automobile finance
receivables (as discussed below);   (v) the higher amount
of finance contracts and leases owned by the Company at
September 30, 1996 ($54.2 million) as compared to
September 30, 1995 ($47.6 million);  and (vi) the ratio of
current finance contracts to non-current finance contracts
at September 30, 1996 (69.6%) compared to September
30, 1995 (45.6%).  These changes also resulted in a
decrease in the Company's reserve rate as a percentage of
total automobile finance receivables held on the
Company's balance sheet (i.e., original balance net of
receivables repaid, sold or charged off) to 5.4% in 1996
from 6.2% in 1995.  The Company maintains residual
value insurance relating to its entire lease portfolio.

   All Other Operating Expenses. All other operating
expenses increased to $2.6 million for the three months
ended September  30, 1996 from $1.4 million for the
three months ended September 30, 1995, an increase of
$1.2 million or 90.0%.   The significant components of
the increase in all other operating expenses are increases
in professional fees and general and administrative
expenses.  Professional fees increased to $504,000 for the
three months ended September 30, 1996 from $194,000
for the three months ended September 30, 1995, an
increase of $310,000 (25.8% of the total increase) or
160.1% primarily due to increased legal fees incurred for
defending the Company's on going litigation.  In general,
the Company's general and administrative expenses
increased to support the Company's increased finance
contract acquisition levels.

   Taxes on Income. Taxes on income increased to $2.2 million (an effective tax rate of 41%) for the three months ended September 30, 1996 from $1.6 million (an effective tax rate of 45%) for the three months ended
September 30, 1995, an increase of $0.5 million. The decrease in the Company's effective tax rate of 4% is a result of the state and local tax rate decreasing to an estimate of 4% for the three months ended September 30, 1996 from 9% for the three months ended September 30, 1995.

Net Income. Net income increased to $3.1 million for the three months ended September 30, 1996 from $2.0 million for the three months ended Sep tember 30, 1995, an increase of $1.1 million or 56.3%. This increase resulted primarily from the increase in the size of automobile securitization transactions to $173.3 million for the three months ended September 30, 1996 from $67.6 million for the three months ended September 30, 1995.

Financial Condition

   Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment (including vehicles held for repossession) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

   Automobile finance receivables, net of allowance for credit losses, increased to $54.2 million at September 30, 1996 from $41.1 million at June 30, 1996, an increase of $13.1 million or 31.9%. Finance contracts held for sale increased to $28.1 million at September 30, 1996 from $12.9 million at June 30, 1996, an increase of $15.2 million or 117.8%. Finance contracts held for investment increased to $12.0 million at September 30, 1996 from $11.4 million at June 30, 1996, an increase of $0.6 million or 5.2%. As of September 30, 1996, approximately $4.0 million of finance contracts held for investment were in the repossession process. The increase in the finance contracts held for investment was due primarily to the increased volume of finance contract acquisitions. The increase was also due to a decrease in the allowance for credit losses to $2.9 million at September 30, 1996 from $3.1 million at June 30, 1996 and a decrease in automobile leases held for investment to $17.4 million at September 30, 1996 from $19.8 million at September 30, 1996, a decrease of $2.4 million or 12.1%, primarily due to amortization and write offs.

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

   Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:



                                                    Three Months Ended
                              Year Ended June 30,      September 30,
                              ------------------    -------------------
                                    1996                    1996
                                    ----                    ----
                                       (dollars in thousands)
Beginning balance. .               $23,985                $70,243
Additions. . . . . .                56,749                 14,539
Amortization . . . .                (2,991)                  (643)
Write downs. . . . .                (7,500)                (2,000)
                                    -------                -------
Ending balance . . .               $70,243                $82,139
                                   ========               ========



Delinquency Experience

        The following table reflects the delinquency experience of all finance contracts acquired, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:


                                         Finance Contract Portfolio

                                 At June 30,           At September 30,
                                 ----------            ----------------
                                    1996                     1996
                                    ----                     ----
                                          (dollars in thousands)
Principal balance
outstanding(1) .                 $500,694                 $645,551
Number of finance
contracts outstanding (1). . . .   44,600                   57,404
Delinquent loans
 31-59 days. . .                  $33,625  6.7%            $46,145  7.2%
 60-89 days  . .                    9,172  1.8%             13,157  2.0%
 90 days and over. . . . . . . .    2,054  0.4%              3,340  0.5%
                                    -----  ----             ------  ----
  Total. . . . .                   44,851  8.9%             62,642  9.7%
Finance contracts in repossession
or bankruptcy(2) .                 21,022  4.2%             40,048  6.2%
                                   ------  ----             ------  ----
  Grand Total                     $65,874  13.1%          $102,690 15.9%
                                  =======  =====          ======== =====

<F1>
(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
<F2>
(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.


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

 The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:



                                                              Three Months
                                      Year Ended June 30,  Ended September 30,
                                      ------------------   ------------------
                                              1996                1996
                                              ----                ----
                                               (dollars in thousands)
Average principal balance outstanding(1) .  $333,183               $617,400
Balance of finance contracts at the time of
 repossession . .                             40,258                 20,080
Number of repossessions(2) . . . .             3,494                  1,759
Repossession ratio (3) . . . . . .             13.0%                  13.0%
Default balance of fully liquidated
  vehicles .                                 $15,920                $19,942
Proceeds from liquidation, net of
 repossession costs . .                        7,964                  9,167
Gross charge offs(4) . . . . . . .             7,956                 10,775
Credit default insurance proceeds (5). . . .   4,092                  4,076
Net charge offs (6). . . . . . . .             3,864                  6,699
Net charge offs as a percentage of
 liquidations(7) . .                           24.3%                  33.6%
Net charge offs as a percentage of average
 principal balance outstanding . .              1.2%                   1.1%

<F1>
(1) Arithmetic mean of beginning and ending outstanding principal balance of all finance contracts acquired including those previously sold in securitization transactions.
<F2>
(2) Number of vehicles which have been repossessed and its notice of intent to liquidate ("NOI") has expired.
<F3>
(3) Balance of finance contracts at the time of repossession divided by average principal balance outstanding during the period, annualized for the three months ended September 30, 1996.
<F4>
(4) Gross charge offs equals the aggregate balance of finance contracts liquidated, including those previously sold in securitization transactions, less all recoveries from the sale of the financed vehicles. Repossession and liquidation expenses are included in gross charge offs.
<F5>
(5) Since August 1995, the Company no longer deposits money to a segregated account from which losses incurred under a policy would be paid.
<F6>
(6) Net charge offs are gross charge offs reduced by credit default insurance proceeds received relating to the defaulted finance contracts.
<F7>
(7) Net charge off amount divided by the aggregate balance of finance contracts relating to vehicles liquidated.

   The Company has prepared analyses, based on its own credit experience and available industry data, to identify the relationship between finance contract delinquency and default rates at the various stages of a finance contract repayment term. The results of these analyses, which have been incorporated into the Company's methodology of determining gains from securitization transactions, suggest that the probability of a finance contract becoming delinquent or going into default is highest during the "seasoning period" that occurs between the sixth to the eighteenth month payment period from the acquisition date.

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

Repossession Experience - Static Pool Analysis

   The Company's finance contract portfolio is continuing to grow rapidly. The Company does not record its provision for credit losses based on a percentage of the Company's finance contract portfolio outstanding because percentages can be favorably affected by large balances of recently acquired finance contracts. The Company utilizes actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis.
The Company s goal is to complete the liquidation process as quickly as possible. All repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims.

The following table provides static pool information regarding the Company's rated securitization transactions as of September 30, 1996:

                                                                             Cumulative  Gross Loss     Gross Loss        Net Loss
                                                               Percentage   Repossession  per Default      Pool,           Pool
                             Issuance     Original  Current   of  Original   Frequency     Contract     Cumulative       Cumulative,
                               Date        Amount    Amount     Amount (1)     (1)(2)      (1)(3)        (1)(3)(4)         (1)(5)
                              ------      --------  --------  -------------  ----------    -------       ----------      ----------
                                                             (dollars in thousands)
Aegis Auto Receivable Trust
Series 1994-A.                Jun-94      $18,539    $5,200       28.05%       17.71%        48.24%        7.90%             2.73%
Aegis Auto Receivable Trust
Series 1994-2.                Sep-94       23,251     8,466       36.41        19.09         49.89         8.46              2.69
Aegis Auto Receivable Trust
Series 1994-3.                Dec-94       21,000     8,834       42.07        18.36         49.78         8.15              3.47
Aegis Auto Receivable Trust
Series 1995-1.                Mar-95       21,000    10,364       49.35        19.35         51.06         8.11              4.10
Aegis Auto Receivable Trust
Series 1995-2.                Jun-95       54,000    30,633       56.73        18.47         51.02         7.47              3.96
Aegis Auto Receivable Trust
Series 1995-3.                Sep-95       60,000    38,902       64.84        16.00         52.47         4.83              4.75
Aegis Auto Receivable Trust
Series 1995-4.                Dec-95       70,000    51,808       74.01        13.88         51.28         2.94              0.25
Aegis Auto Receivable Trust
Series 1996-1.                Mar-96       92,000    79,350       86.25         6.61         50.98         0.64              0.07
Aegis Auto Receivable Trust
Series 1996-2.                Jun-96      105,000   100,983       96.17         0.95          0.00         0.00              0.00
Aegis Auto Receivable Trust
Series 1996-3.                Sep-96      110,000   109,108       99.20         0.00          0.00         0.00              0.00
Aegis Auto Owners Trust
1995-A . . . .            Dec-95 - Jun-96 143,477   125,943       87.78         2.82         52.05         0.47              0.47

Total Managed Portfolio. .               $820,284  $664,081        0.96%        8.56%        50.73%        2.76%             1.39%

<F1>
(1)    Data computed from trustee reports of October
1996 reflecting servicer data of September 30, 1996 and from Company s records as of September 30, 1996.
<F2>
(2) Cumulative Repossession Frequency reflect the total dollar volume of finance contracts that have been liquidated, or are in the liquidation process (but in any event can no longer be reinstated), as a percentage of the original pool balance.
<F3>
(3) Receivable gross losses are calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance, net of repossession and liquidation costs, as a percentage of the defaulted receivable balance.
<F4>
(4) Calculated as the receivable gross losses for the pool as a percentage of the original pool balance.
<F5>
(5) Net loss is calculated as the receivable gross losses for the pool less proceeds received from credit default insurance, as a percentage of the original pool balance.

Liquidity and Capital Resources

 The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts pending securitization and
(ii) cash held from time to time in restricted spread accounts to support securitizations and (iii) other securitization expenses. The Company also uses material amounts of cash for operating expenses and debt service.
The Company has operated on a negative operating cash flow basis and expects to continue to do so for so long as the Company's volume of finance contract acquisitions continues to grow. The Company has funded these negative operating cash flows principally through borrowings from financial institutions and sales of equity securities, among other resources. However, there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund future growth. If these resources are not available on terms acceptable to the Company, the Company may have to curtail its finance contract acquisition volume levels.

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

 The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:


                                          Three Months Ended September 30,
                                          --------------------------------
                                                1995              1996
                                                ----              ----
                                              (dollars in thousands)
Net cash used in operating activities(1) .   $(3,935)         $(11,972)
Net cash provided by (used in) investing
  activities   . . . . . .                       500            (3,473)
Net cash (used in) provided by financing
activities(2)                                 (1,625)           14,728
                                              -------           ------
Net decrease  in cash and cash
  equivalents. . . . . . .                   $(5,060)            $(717)
                                             ========           =======

<F1>
(1) Includes net cash used in acquisition of automobile finance contracts of $(8,534) in the three months ended
September 30, 1995, and $(13,632) in the three months ended September 30, 1996.
<F2>
(2) Includes net cash provided by (used in) warehouse credit facilities of $5,247 in the three months ended
September 30, 1995, and $(7,684) in the three months ended September 30, 1996.

      Net cash used in operating activities primarily represents cash flows utilized to support the Company's acquisition of finance contracts, including amounts representing capitalized acquisition costs, net of cash proceeds of sales, including through securitizations, and repayments from automobile finance receivables. The cash used to acquire finance contracts is generated primarily by financing activities under the Company's warehouse credit facilities.

      A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which is expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due investors in the securitizations. These amounts were $9.9 million and $12.1 million for the three months ended September 30, 1995 and 1996, respectively. During the three months ended September 30, 1995 and 1996, the Company received cash proceeds of $592,000 and $643,000, respectively, from its retained interests in securitized receivables which were utilized in meeting its debt repayment requirements under the related financing agreements.

      Other non-cash adjustments include depreciation and amortization, which amounted to $121,000 and $277,000 for the three months ended September 30, 1995 and 1996, respectively; and provision for credit losses, which amounted to $753,000 for the three months ended
September 30, 1995 and $536,000 for the three months ended September 30, 1996. The Company also incurred non-cash charges of $2.0 million for the three months ended September 30, 1996 for write downs on retained interests in securitized receivables with no such charge in the prior period.

      To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $4.9 million for the three months ended September 30, 1995 and $14.5 million for the three months ended September 30, 1996, secured by retained interests in securitized receivables created in the Company's finance contract securitizations. Principal repayments under the notes payable are made from the Company's proceeds received from pay downs on retained interests in securitized receivables, which amounted to $592,000 for the three months ended
September 30, 1995 and $643,000 for the comparable
1996 period. The borrowing base on the retained interests in securitized receivables is determined on each transaction through a monthly calculation that incorporates prevailing prepayment default and loss experience. As each securitization transaction becomes seasoned, it experiences a period of higher incidence of default and loss, resulting in repayments on the notes payable which are secured by the allocable retained interests in securitized receivables.
The Company made principal payments of $670,000 and $6.5 million in excess of cash distributions received from the underlying collateral during the three months ended September 30, 1995 and 1996, respectively.

      In October 1996, the Company was unable to make a principal payment of $4.2 million due under the note payable secured by its retained interest in securitized receivables created under the Aegis Auto Owner Trust
1995-A securitization as a result of the change in the recalculated borrowing base. As of September 30, 1996, the Company had borrowings of $9.7 million under this note which is secured by retained interests in securitized receivables with an estimated fair value of $22.7 million.
In October, 1996 when the payment was due, the Company negotiated a 40 day extension on the $4.2 million principal payment owed. Based on information available to the Company at the time it negotiated the extension, the Company believed it would have completed a transaction that would have raised the necessary capital to pay the amount owed. However, as of the date hereof, the consummation of such transaction is uncertain and the Company is therefore, renegotiating the payment terms under this financing. If the Company is not successful in its efforts to raise capital in the form of cash, there can be no assurance that the Company will be successful in renegotiating its payment terms with its lender.

      The Company's cash flows and results of operations may be affected adversely in the near term by rising interest rates, since not all costs of funds, which under the Company's warehouse credit facilities are at floating rates of interest, can be immediately passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates would result in a decrease in the Company s net spreads on securitization transactions thereby decreasing future projected cash flows from retained interests in securitized receivables. Furthermore, the Company s discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations. The Company has a hedging policy which seeks to limit the risks associated with changes in interest rates.

      In connection with its securitization transactions, the Company enters into pooling and servicing agreements
(the "Agreements") in which its finance contracts are sold to a trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the trust as a form of credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements.
Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the three months ended September 30, 1995 and 1996, the Company received $592,000, and $643,000 respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable trust. In addition, certain of the Agreements require the Company to deposit additional cash into the Trust's
Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the three months ended September 30, 1996, the Company paid additional cash contributions to certain Reserve Funds of $2.4 million, which management believes to be the Company's final payment to Reserve Funds under the existing Agreements.

      The Company's warehouse credit facility with III
Finance Ltd. for automobile finance contracts was
amended during the three months ended September 30,
1996 to provide that the Company may borrow the
lesser of $200 million (less amounts outstanding under
the Company's lease warehouse credit facility with III
Finance Ltd. described below ($12.5 million as of
October 21, 1996) and its retained interests in securitized receivables financing ($32.6 million as of October 21,
1996)) or the sum of (A) 100% of the outstanding
principal amount of performing, insured, finance contracts
and (B) the lesser of 90% of the outstanding principal
amount of delinquent finance contracts (which
percentages are reduced to 80% and 70%, respectively, if
the Company's automobile insurer fails to maintain an
A.M. Best Company rating of "A" or better (defined by
A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts for the
purpose of acquiring automobile finance contracts in
accordance with the Company's underwriting guidelines.
The Company has a warehouse credit facility for
originating its lease transactions, which provides the
Company with a $50.0 million credit line on substantially
the same terms as the automobile finance contract facility.
These facilities are secured primarily by the Company's
finance contract receivables and bear interest for the
first $50 million of funding of finance contracts at the rate of the one-month LIBOR plus 4.0%, adjusted monthly
(9.375% for October, 1996) and for any outstanding balance
in excess of $50 million, at the rate of the one-month LIBOR plus 2.75%, adjusted monthly. Under the amended agreement, when the Company's borrowings under the
finance contract portion of the warehouse exceeds $50.0
million, the rate of interest charged decreases to LIBOR
plus 2.75%.   Under these warehouse credit facilities,
principal payments are made monthly to the extent of principal payments received on the underlying collateral, and interest payments are made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. The Company's ability to continue to borrow under these warehouse credit facilities is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company is required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days. In addition, each warehouse credit facility requires a prepayment fee of 0.25% of the outstanding principal balance of the finance contracts voluntarily prepaid, including in connection with the sale of finance contracts. In the event the prepayment occurs within the same month of the borrowings, the prepayment fee is 0.125% of the outstanding principal balance. As of September 30, 1996, the Company had approximately $120.8 million of borrowings available through the warehouse credit facility arrangements with III Finance Ltd. In addition, the Company has a $50.0 million warehouse credit facility with III Finance Ltd.
dedicated to the purchase of HUD Title I Loans, which the Company does not anticipate utilizing at this time.
All three warehouse credit facilities with III Finance, Ltd. expire in November 1997.


      In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital, for $100.0 million, which provides the Company with additional flexibility to purchase greater volumes of finance contracts or warehouse finance contracts for longer periods. The facility is secured primarily by the Company's finance contracts and bears interest at the rate of the one-month LIBOR plus 3.0% (8.375% at October
22, 1996), adjusted monthly. Principal payments are made to the extent that principal is paid on the underlying collateral, and are required to be made if the underlying collateral does not meet certain specified conditions. Prepayment of principal is not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility is dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. As of September 30, 1996, the Company had approximately $99.4 million of borrowings available through this facility. In addition to the warehouse financing, the Company also secured a one-year $5.0 million revolving credit facility (with a six-month renewal option) from Greenwich Capital (the
Company utilized $2.0 million of the revolving credit facility in August 1996 and borrowed the remaining 3.0 million in October 1996) and a one-year commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million were completed as of September 30, 1996 pursuant to this commitment. In connection with these facilities, the Company granted warrants to Greenwich
Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share (subject to adjustment as defined in the agreement). The Greenwich Capital warehouse credit facility is for a one year term with a one year renewal option. In addition, the agreement provides the Company, at its option (expiring in December 1996), to increase the facility up to $150 million with a 90 day notice. In October 1996, as a result of credit deterioration in the Company's finance contract portfolio, the Company experienced a Portfolio
Event as such term is defined in and contemplated by, both the warehouse credit facility and the revolving credit facility. As a result, Greenwich Capital, at its discretion, may terminate its commitment to the Company under either facility, and may accelerate the payment of any outstanding balance under each facility ($0 and $5.0 million, respectively, as of the date hereof) which would then become immediately due and payable. As of the date hereof, Greenwich Capital has not terminated its commitment or accelerated the due date of either facility, although they have reserved their right to do so at any time.

      In the quarters ended June 1994, September 1994, December 1994, March 1995, June 1995, September
1995, December 1995, March 1996, June 1996 and
September 1996, the Company securitized approximately
$18.5 million, $23.3 million, $21.0 million, $21.0
million, $54.0 million, $60.0 million, $85.4 million, $130.1 million, $149.3 million and $173.3 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. In each of its last eight securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold, in the form of whole finance contract sales, approximately $20.1 million of automobile finance contracts as of September 30, 1996 and used part of the proceeds to pay down borrowings under its warehouse credit facilities.

      In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through Rothschild, Inc. Through September
30, 1996, the Company sold approximately $143.5 million of automobile receivables into this facility. This facility requires the Company to directly sell between $8.0 million and $15.0 million of finance contracts per month for a fifteen-month funding period subsequent to the initial funding date. If the Company fails to meet the minimum target, the terms of the facility provide that the Company may not be able to sell future finance contracts to the facility. As of September 30, 1996 the Company had a remaining commitment of $31.5 million; however, in October 1996, the Company experienced the occurrence of certain performance- related events within this facility. As a result, under the terms of the facility
(i) the Company was required to cease future funding to this facility
(as of that date, the Company had sold $148.4 million of the $175.0 million commitment leaving the remaining
$26.6 commitment unfulfilled), and (ii) the amount of the required reserve has been increased and the facility will capture all payments otherwise due to the Company with respect to its retained interest in excess spread cash flows until the required reserve is filled. As a result, the Company will not receive any excess spread cash flows from this facility for some time. Additionally, MBIA Insurance Corporation ("MBIA),a guarantor of principal and interest to the Class A noteholders under this facility, retains the right at any time to require early amortization of the Class A notes from cash flows generated by the collateral sold into the facility. If MBIA chooses to require early amortization, the event could have an additional material adverse affect on cash flows available to the Company and on the valuation of the retained interest in securitized receivables carried on the books of the Company relating to this facility.

      In February 1996, the Company issued $9,200,000 of Series C Convertible Preferred Stock (the "Preferred
Stock") under Regulation S of the Securities Act.  The
Preferred Stock is convertible into Common Stock at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred
Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8.0% annual dividend payable in Common Stock at the time of conversion. Any outstanding shares of Preferred Stock will automatically convert into Common Stock on the third anniversary of its issuance. As of September 30, 1996, the Company redeemed 88 shares of Preferred
Stock for $1.1 million and converted 595 shares of Preferred Stock into 1,225,762 shares of Common Stock.

      Management believes that cash flows from operations, available lines of credit and its warehouse credit facilities are adequate to support its operation needs at current levels only into the end of third fiscal quarter, ending March 31, 1997. The Company is currently in the process of seeking additional capital; or other sources of available cash; however, there can be no assurance as to the availability or timing of such transactions or the terms and conditions upon which any such tranactions would be made available to the Company. If the Company is not successful in raising additional capital or other similar financing by the beginning of it third fiscal quarter, it will have to materially curtail its operations.

Inflation

      While inflation has not had a material impact upon the Company s results of operations, there can be no assurance that the Company's business will not be affected by inflation in the future. Increases in the inflation rate generally result in increased interest rates and can be expected to result in increases in the Company's operating expenses. As the Company borrows funds at variable rates and generally acquires finance contracts at an average interest rate of approximately 20.2%, increased interest rates will increase the borrowing costs of the Company, and such increased borrowing costs may not be offset by increases in the interest rates with respect to finance contracts acquired.

Seasonality

      The Company's operations are affected to some extent by seasonal fluctuations. Finance contract acquisitions tend to increase in March through June and September and October, while finance contract acquisitions are lowest in December and January.
Delinquencies also tend to be higher during certain holiday periods, particularly at calendar year end.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - Not Applicable

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (a) Exhibits -





                                                                 Page
Exhibit No.                    Description                        No.

10.9.3   Termination of Employment Agreement with Matthew B. Burns.
10.97 Purchase Agreement dated as of September 1, 1996 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Purchaser.
10.97.1 Servicing Agreement dated as of September 1, 1996 among Aegis Auto Finance, Inc., as Servicer Norwest Bank Minnesota, National Association in its capacity as Backup Servicer and Norwest Bank Minnesota, National Association as Trustee.
10.97.2 Pooling and Servicing Agreement Dated as of September 1, 1996 by and between Aegis Auto Funding Corp., as Seller and Norwest Bank Minnesota, National Association as
         Trustee and Backup Servicer.
10.98 Loan and Security Agreement dated as of September 12, 1996 by and between Aegis Auto Finance, Inc. as Borrower and III Finance, Inc. as Lender.
10.98.1  Note relating to 10.98.
10.99 Pooling and Servicing Agreement dated as of September 1, 1996 by and between Aegis Auto Funding Corp., as Seller and Norwest Bank Minnesota, National Association, as Trustee and Backup Servicer.
10.100 Servicing Agreement dated as of September 1, 1996 among Aegis Auto Finance, Inc., as Servicer, Norwest
         Bank Minnesota, National Association in its capacity as Backup Servicer and Norwest Bank Minnesota, National Association in its capacity as Trustee.
10.101 Employment Agreement Agreement by and between Systems and Services Technologies, Inc. and Matthew B. Burns.
10.102 Employment Agreement by and between Systems and Services Technologies, Inc. and John Chapell.
10.103 Deed of Trust for Systems and Services Technologies, Inc. dated as of the 29th day of July, 1996, for the property known as 6700 Antioch, Suite 400, Merriam, Kansas 66204.
10.103.1 Note relating to 10.103
10.102.2 Assignment of Rents and Leases by Systems and Services Technologies, Inc. to Commerce Bank, N.A.
10.104   Note relating to loan from Commerce Bank, N.A.
10.105 Deed of Trust and Security Agreement dated as of October 2, 1996, between Systems and Services Technologies, Inc. and the First Bank of Missouri.
10.105.1 Addendum to that certain Deed of Trust and Security Agreement dated as of October 2, 1996, between Systems and Services Technologies, Inc. and the
         First Bank of Missouri.
10.105.2 Note relating to loan from First Bank of Missouri.


(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            THE AEGIS CONSUMER FUNDING GROUP,
INC.

Date:  November 14, 1996  By: /S/ DINA L. PENEPENT
                             ----------------------------------
                               Dina L. Penepent
                               Chief Financial Officer,
                               Executive Vice-President and
                               Secretary
                               Signing on behalf of the registrant
                               and as principal financial and
                               accounting officer.