Form 10-Q/A
period 1996-09-30
AEGIS CONSUMER FUNDING GROUP INC
filed 1996-12-31
CIK 932278

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q/A
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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



                              THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  December 31, 1996 By:
                              Dina L. Penepent
                              Chief Financial Officer,
                              Executive Vice-President and
                              Secretary
                              Signing on behalf of the registrant
                              and as principal financial and
                              accounting officer.