Form 10-Q
period 1996-12-31
AEGIS CONSUMER FUNDING GROUP INC
filed 1997-02-14
CIK 932278

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     December 31, 1996

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

As of February 6, 1997, 16,036,294 shares of the issuer's common stock were outstanding.

                      THE AEGIS CONSUMER FUNDING GROUP, INC.
                                  FORM 10-Q

                                   INDEX





                                                                Page
PART I.  FINANCIAL INFORMATION
                                                                 No.
Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       (Unaudited):
       Consolidated Condensed Statements of Financial Condition -
         December 31, 1996 and June 30, 1996 . . . .                3

       Consolidated Condensed  Statements of Operations- three
         months and six months ended December 31, 1996 and 1995. .  4

       Consolidated Condensed Statement of Cash Flows -
         six months ended December 31, 1996 and 1995                5

       Notes to Consolidated Condensed Financial Statements.        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL]
         CONDITION AND RESULTS OF OPERATION . . . . .              10


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . .                27
Item 2.  Changes in Securities . . . . . . . . . . .               27
Item 3.  Defaults upon Senior Securities . . . . . .               27
Item 4.  Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . .               27
Item 5.  Other information . . . . . . . . . . . . .               27
Item 6.  Exhibits and Reports on Form 8-K. . . . . .               27

SIGNATURES                                                         28
EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . .               27

PART I.  FINANCIAL INFORMATION:
Item 1.  Consolidated Condensed Statements

                  THE AEGIS CONSUMER FUNDING GROUP, INC.
        Consolidated Condensed Statements of Financial Condition
                                 (unaudited)

                                  ASSETS


                                                 December 31,      June 30,
                                                     1996            1996
Cash and cash equivalents                         $ 7,183,190    $ 3,090,624
Automobile finance receivables, net               212,471,193     41,058,222
Retained interests in securitized receivables      52,716,642     70,242,773
Other assets                                       11,591,556      7,060,135
                                                   ----------     ----------
                                                 $283,962,581   $121,451,754
                                                  ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse credit facilities                      $218,218,377    $37,202,342
Notes payable                                      32,829,385     29,848,859
Accounts payable and accrued expenses              17,761,031     11,220,644
Income taxes payable                                        -      9,188,444
                                                   ----------      ---------
 Total liabilities                                268,808,793     87,460,289
                                                  -----------     ----------
Subordinated Debt                                   5,000,000              -
                                                  -----------     -----------
Stockholders' equity:
 Common stock, $.01 par value;
  30,000,000 shares authorized;
  15,455,958 shares issued and outstanding
  at June 30 and 16,155,208 issued and
  16,075,208 outstanding at December 31               161,552        154,560
Preferred stock, Series C $0.10 par value;
  1,100 shares authorized; 920 shares issued;
  525 shares outstanding at June 30 and 280
  shares outstanding at December 31                        28             53
Paid in capital                                    22,592,085     22,199,545
(Deficit) retained earnings, since date of
 recapitalization (March 1, 1992)                 (12,259,877)    11,637,307
 Total capital and (deficit) retained earnings     10,493,788     33,991,465

Treasury stock                                       (340,000)             -

Total stockholders' equity                         10,153,788     33,991,465
                                                 $283,962,581   $121,451,754

                          See accompanying notes
                                   - 3 -





                      THE AEGIS CONSUMER FUNDING GROUP, INC.
                  Consolidated Condensed Statements of Operations
                                 (unaudited)



                                   Three months ended        Six months ended
                                      December 31,                December 31,
                                    1996       1995        1996        1995
Revenues:
Fees and commissions earned       $23,987     $69,492      $70,542    $141,547
(Losses) gains from securitization
 transactions                 (29,577,793)  5,923,819  (21,228,674) 11,946,677
Interest income                 6,961,086   3,406,472   12,175,510   6,400,441
Other income                       60,306       5,634      138,985      74,906
                               ----------   ---------   ----------  ----------
                              (22,532,414)  9,405,417   (8,843,637) 18,563,571
                              -----------   ---------   ----------- ----------
Operating expenses:
Salaries and other employee
 cost                           1,908,489   2,070,233    4,439,833   3,331,605
Provision for credit losses     6,043,350     369,275    6,579,525   1,123,050
Interest expense                4,214,327   2,459,041    7,227,800   4,583,387
Other expenses                  2,806,842   1,279,511    5,099,895   2,650,689
                              -----------  ----------   ----------  ----------
                               14,973,008   6,178,060   23,347,053  11,688,731
                              -----------  ----------  -----------  ----------
Net (loss) income before
 income tax (benefit) expense (37,505,422)  3,227,357  (32,190,690)  6,874,840
Income tax (benefit) expense  (10,606,120)  1,383,500   (8,427,030)  3,024,900
                              ------------  ---------  ------------  ---------

Net (loss) income            $(26,899,302) $1,843,857 $(23,763,660) $3,849,940
                             =============  =========  ===========  ==========
Net (loss) income available
to common stockholders       $(26,957,780) $1,843,857 $(23,897,183) $3,849,940
                              ============  =========  ===========   =========


Primary Earnings Per Share:

Net (loss) income available
 to common stockholders      $(26,957,780) $1,843,857 $(23,897,183) $3,849,940
                              ===========   =========  ===========  ==========
Net (loss) income per
  common and dilutive common
  equivalent share                 $(1.68)      $0.13       $(1.50)      $0.28
                                    ======      =====        ======      =====
Weighted average common and
  dilutive common
  equivalent shares             16,066,631  13,754,939   15,923,853 13,746,434
                                ==========  ==========   ========== ==========

Fully Diluted Earnings Per Share:

Net (loss) income available to
 common stockholders          $(26,957,780) $1,843,857 $(23,897,183)$3,849,940
                                =========== ==========  ===========  =========
Net (loss) income per common
 and dilutive common
 equivalent share                   $(1.68)      $0.12       $(1.50)     $0.26
                                    =======      ======       ======      =====
Weighted average common and
 dilutive common equivalent
 shares                          16,066,631  14,833,247  15,923,853 14,824,742
                                 ==========  ==========  ========== ==========

                        See accompanying notes.

                  THE AEGIS CONSUMER FUNDING GROUP, INC.
              Consolidated Condensed Statements of Cash Flows
                               (unaudited)


                                             Six months ended December 31,

                                                       1996         1995
Cash flows from operating activities:
Net (loss) income                                $(23,763,660)   $3,849,940
 Adjustments to reconcile
 net (loss) income to net
 cash used in operating activities:
Amortization and depreciation expense                 534,143       240,556
Provision for credit losses                         6,579,525     1,123,050
Unrealized gains on securitization transactions   (12,109,339)  (23,714,981)
Write-down of retained interest in securitized
 receivables                                       31,000,000     1,500,000
Increase in automobile finance receivables
 portfolio                                       (177,992,496)  (17,827,779)
Decrease in note receivable                                 -     7,651,985
(Increase) decrease in other assets                (2,028,142)    2,434,246
Increase in accounts payable and
  accrued expenses                                  6,540,387     4,791,851
(Decrease) increase in income taxes payable        (9,188,444)    2,957,603
                                                  ------------  -----------
Net cash used in operating activities            (180,428,026)  (16,993,529)
                                                 ------------   ------------

Cash flows from investing activities:
Distributions from retained interests in
 securitized receivables                            1,735,129     1,158,821
Additional payments to securitized receivable
 trusts                                            (3,099,659)            -
Purchases of fixed assets                          (2,771,438)     (160,753)
                                                   ----------     ----------

Net cash (used in) provided by investing
 activities                                        (4,135,968)      998,068
                                                   -----------    -----------

Cash flows from financing activities:
Proceeds from borrowing under warehouse credit
 facilities                                       403,297,298    163,603,655
Repayment of borrowing under warehouse credit
 facilities                                      (222,281,263)  (161,079,532)
Proceeds from borrowing under notes payable        20,167,467     12,972,635
Repayment of borrowing under notes payable        (17,186,942)    (2,673,528)
Proceeds from subordinated debt                     5,000,000              -
Purchase of treasury stock                           (340,000)             -
                                                     ---------    ----------
Net cash provided
by financing activities                            188,656,560    12,823,230
                                                   -----------    ----------

Net increase (decrease) in cash and cash
 equivalents                                         4,092,566    (3,172,231)

Cash and cash equivalents, beginning of period       3,090,624     5,970,571
                                                     ---------    ----------

Cash and cash equivalents, end of period            $7,183,190    $2,798,340
                                                     =========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
 Interest                                           $4,586,897    $4,633,479
                                                    ==========    ==========

 Income taxes                                         $ 98,300     $ 121,000
                                                    ==========    ==========


                            See accompanying notes.
                                   -5-




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

2.  WAREHOUSE AND OTHER CREDIT FACILITIES

In January 1997, the two separate two-year Loan and Security Agreements (the "Auto Agreements") with III
Finance Ltd ("III Finance") were amended to increase the borrowing limits to $300.0 million. This limit is inclusive of the Auto Agreements and Loan and Security
Agreements with III Finance (the "Financing
Agreements").  Under the terms of the amended Auto
Agreements, the rate of interest on loan borrowings in excess of $50.0 million is LIBOR plus 2.75% compared to LIBOR plus 4.0%. (See Note 8).

The Company has a one-year commitment from Greenwich
Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million were completed as of December 31, 1996 pursuant to this commitment. (See Note 8).

In December 1996, the Company entered into a purchase
agreement with Enterprise National Bank  (the
"Enterprise Agreement") whereby approximately $15.0
million of automobile finance contracts were sold at
par.  Under the terms of the Enterprise Agreement,  the
unamortized balance of the contracts must be
repurchased no later than July 1997 and pays interest
at LIBOR plus 2.78%.    At December 31, 1996, the
principal balance of the underlying finance contracts
were included in automobile finance receivables with a
corresponding liability recognized in warehouse credit
facilities.  At December 31, 1996, the balance of the
underlying finance contracts and the amount due under
the Enterprise Agreement was $14,169,551.

3.  NOTES PAYABLE

During the six months ended December 31, 1996, the Company entered into an additional Loan and Security
Agreement with III Finance, whereby, the Company may borrow up to $3,147,123. During the six months ended
December 31, 1996, the Company borrowed $2,197,411 under this agreement. As of December 31, 1996, the Company had notes payable aggregating $31,354,981 and related interest payable of $334,453 under the Financing Agreements with III Finance. The notes bear interest at a rate of 12% per annum and are secured by certain of the Company's retained interests in securitized receivables with carrying values aggregating approximately $51.3 million at December 31, 1996, which approximates their fair value.


In October 1996, the Company did not make a principal payment to III Finance of $4.2 million due under the note payable and secured by its retained interest in securitized receivables created under the Aegis Auto
Owner Trust 1995-A securitization as a result of the change in the recalculated borrowing base. As of December 31, 1996, the Company had borrowings of $9.7 million under this note which is secured by retained interests in securitized receivables with an estimated fair value of $9.8 million. The Company negotiated an extension on the $4.2 million principal payment owed.
The Company intends on repaying the entire outstanding balance of $31.4 million (which includes the $9.7 million) of the notes payable with the proceeds received from the issuance of the Debenture.(See Note 8).

During the six months ended December 31, 1996, certain executive officers of the Company deferred payment of a portion of their bonuses earned for the year ended
June 30, 1996. In connection therewith, the Company entered into notes payable (the "Executive Notes") with such officers in an aggregate amount of $686,000.
The Executive Notes bear interest at an annual rate of 15%. Effective December 31, 1996, the Executive Notes were cancelled and all executive officers entitled to bonuses under their contracts agreed to forfeit their deferred bonuses earned for the year ended June 30, 1996.
(See Note 8).

On July 29, 1996, Systems and Services Technologies,
Inc. ("SST"), a wholly owned subsidiary of the Company, purchased a building and property (the "Property"), located at 4215 Pickett Road, St. Joseph, Missouri, formerly known as the Northwest Missouri Community
College Facility. The Property will be utilized by SST as its loan servicing center. Commerce Bank, N.A.
("Commerce") has executed a Loan Agreement with SST, dated as of July 29, 1996, whereby Commerce advanced
SST $1.4 million with interest of 8.2% per annum, expiring in August, 2001, for the purchase and refurbishment of the Property.

4.  SUBORDINATED DEBT

During the six months ended December 31, 1996, the Company borrowed $5.0 million available under a revolving credit agreement provided by Greenwich
Capital Markets, Inc. ("Greenwich Capital").  (See Note
8).

5.  COMMITMENTS AND CONTINGENCIES

In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through an Owners Trust Agreement (the "Agreement").
In October 1996, it was determined that the finance contracts underlying the securities were not performing in accordance with the levels required under the Agreement. This event terminated the Company's remaining commitment of $26.6 million (as of that date, the Company had sold $148.4 million of finance contracts of the $175.0 million total commitment).

In connection with securitization transactions, the Company enters into pooling and servicing agreements.
Certain of these agreements require the Company to increase its cash contribution to the underlying trusts when the delinquencies and default rates increase to certain levels defined in the agreements. As delinquencies and/or default rates increase or decrease, the Company's obligation varies. For the year ended June 30,1996, the Company paid additional contributions to the trusts of approximately $2.3 million and, in August 1996, paid $2.4 million, which is the final contribution under this obligation.

On April 28, 1996, a complaint was filed against the Company in the United States District Court for the
Southern District of New York alleging that the complainant was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities in March 1996. On
July 3, 1996, the complaint was amended to include fees allegedly due under the finder's agreement in connection with a series of financing arrangements entered into by the Company and in connection with a potential sale of common stock of the Company. The complainant seeks damages of approximately $21.0 million plus interest and punitive damages of at least
$545,000, together with costs, attorneys' fees and such other relief as the court deems appropriate. On
January 8, 1997, the United States District Court for the Southern District of New York denied Plaintiffs
Attachment Motion and its cross motion for partial summary judgment. The Company's Motion to Dismiss has been granted with respect to certain claims for relief made by the Plaintiff. The Company believes it has meritorious defenses to the remaining allegations in the Complaint and the Amended Complaint and intends to defend the matter vigorously.


The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company.

6.  CAPITAL STOCK

No warrants or options that were issued and outstanding at June 30, 1996 have been exercised as of February 6, 1997.

During the six months ended December 31, 1996 the Company converted 245 shares of Series C Preferred
Stock into 699,250 shares of common stock.

In July 1996, the Company purchased 80,000 shares of common stock from a former executive officer of the Company, who is currently the CEO of SST, for $340,000.

7.  INCOME TAXES

During the six months ended December 31, 1996, the Company established a valuation allowance of $5.1 million against its deferred tax assets, which represents the income tax benefit relating to losses incurred in excess of previously earned income. As the Company generates earnings in the future, the income tax provision and the valuation allowance will be adjusted.

8.  SUBSEQUENT EVENTS

SST began operations during January 1997 as a loan servicing company designed to service loans acquired by the Company as well as various other types of marginal loans originated by third parties. SST services the new finance contracts approved for acquisition out of the Georgia and New Jersey facilities and is expected to start servicing all of the Company's finance contract acquisition in February 1997.

The Company has reached an agreement in principle (the
"Agreement") with a group of funds and financial institutions, including its current warehouse lender, for a multi-structured finance facility (the "Facility"). The Facility includes a commitment for the purchase of $300.0 million of subordinated
Class B trust certificates which will support the issuance by the Company of $700.0 million of senior Class A trust certificates for a total of $1.0 billion. The Facility also includes a commitment for the purchase of a $40.0 million seven year convertible subordinated debenture (the "Debenture"). The
Agreement is subject to final documentation acceptable to the parties.

The Agreement contemplates the private sale of up to $700.0 million of senior Class A Grantor Trust Certificates and up to $300.0 million of subordinate Class B Grantor Trust Certificates.
The Facility will be supported by a $50 million warehouse line.
The Agreement provides for a firm commitment as to the warehouse portion of the facility and the purchase of the Class B Certificates subject to placement of the Class A certificates and certain other conditions. The Company has already received an indication of interest from a major money center bank to purchase $290 million of the Class A Certificates. The Agreement provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold into the Facility on a bi-weekly basis. This Facility will replace one of its existing warehouse facilities and the finance contracts currently in the existing warehouse facility will be sold into the new
Facility.


The Debenture will be purchased for $37.5 million and
will be convertible into eight percent non-voting
preferred stock (the "Preferred Shares") of the Company
on a common share equivalent basis equal to the lesser
of (i) four dollars per share or (ii) 150% times the average closing share price of the Company's common stock during the 15 days immediately preceding the three month anniversary
of the Debenture closing.  The Debenture will have a term of seven years and carry a coupon rate of twelve percent (12%) per
annum.   Approximately $33.0 million of the proceeds of the Debenture will be utilized to repay existing debt.  The Debenture and
the Preferred Shares, into which the Debenture is convertible, are redeemable anytime by the Company for cash or by
the hoder for cash;  however, if
the redemption is requested by the holder, the Company at
its election may pay the redemption price in the form
of Common Stock.  In the event the Debentures
are redeemed for any reason, in addition to the
redemption price, warrants shall be issued to the
holder which are exercisable for that number of
Preferred Shares into which the redeemed Debentures
were convertible.  If Preferred Shares are redeemed at
the option of the Company, the Company must issue to
the holder warrants to acquire an equivalent number of
shares of common stock at a aggregate purchase price
equal to the redemption price paid by the Company.  All
warrants will expire at the original stated maturity
date of the Debenture.

Discussions are currently taking place between the Company and Greenwich Capital regarding the restructure of its $5.0 million revolving credit facility and the terms under which Greenwich Capital is willing to reaffirm its commitments under its existing securitization facility and $100.0 million warehouse credit facility.

The Executive Officers employment contracts are currently being reviewed by the Compensation Committee of the Board of Directors. Discussions are taking place between the Compensation Committee and the respective officers regarding a restructuring of certain contractual provisions including but not limited to the bonus structure, term and base compensation.



Item 2.   Managements Discussion and Analysis of
Financial Condition and Results of Operations.

         The following discussion and analysis of financial condition and results of operations of the Company relates to the six and three months ended
December 31, 1996 and 1995 and should be read in conjunction with the Company's Consolidated Condensed
Financial Statements and Notes thereto included elsewhere in this quarterly report. The unaudited results for the three and six months ended December 31, 1996 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview

         The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992, through December 31, 1996, the
Company has acquired approximately $1.0 billion of finance contracts, of which $0.8 billion have been securitized in fifteen offerings of asset-backed securities.

         The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.



                                                     For the Quarters Ended
<CAPTION

                              Dec. 31,  Mar. 31,  June 30, Sept. 30,  Dec. 31.   Mar. 31,   June  30,   Sept.30, Dec 31,
                                1994      1995      1995     1995       1995      1996         1996       1996    1996
                                                                  (dollars inthousands)
Number of finance contracts
acquired during period .        1,583     2,688     4,901    5,943       8,190    10,569      12,037      15,401  14,584
Average finance contract
 balance                        $12.1     $12.2     $12.2    $12.2       $12.3     $12.2       $12.4       $12.4   $12.3
Aggregate value of finance
 contracts acquired during
 period                        19,188    32,785    59,609   72,562     100,582   128,781     149,612     190,843 179,933
Gains from securitization
transactions(1)(2)                741     1,984     5,197    6,023       7,424    12,759      10,824      10,349    (578)
Gains from whole loan sales       124       604        40       48          64       111         290           -       -
Net interest income.              334       213       765      866       1,021       546         993       2,129    2,747
Revenue(3) . . .                1,949     2,498     6,111    7,034       6,946    10,341      11,916      10,675  (26,747)
Finance contracts securitized
during period. .               21,000    21,000    54,000   67,630      85,368   130,138     149,274     173,270    4,870
Finance contracts sold during
period . . . . .                1,750     8,561     1,000    1,000       1,801     2,752       2,250           -        -
Servicing portfolio(at period
 end)(4) . . . .               69,248    94,576   146,557  197,911     287,481   401,704     500,694      645,551  759,304

<F1>
(1) Excludes gains from whole loan sales of finance contracts.
<F2>
(2)   The quarters ended December 31, 1995, March 31,
1996, June 30, 1996, September 30, 1996 and December
31, 1996 are before write downs of $2.1 million, $1.5 million, $3.5 million, $2.0 million and $29.0 million, respectively, taken on prior retained interests in securitized receivables.
<F3>
(3) Revenue is net of interest expense and write downs on retained interests in securitized receivables.
<F4>
(4)   Excludes finance contracts which are in
bankruptcy and authorized for repossession or in repossession and still eligible for reinstatement.

Revenues

 The Company's primary sources of revenues consist of two components: gains or losses from securitization transactions and interest income.

 Gains or Losses from Securitization Transactions.  The
Company warehouses the finance contracts it acquires and periodically sells them to trusts, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference ( gross spread ) between the annual rate of interest paid by the consumer ( APR ) on the finance contracts acquired and the interest rate on the asset-backed securities sold ( Certificate Rate ).
When the Company securitizes its finance contracts, it records gains or losses from securitization transactions and establishes an asset referred to as retained interest in securitized receivables. Gains or losses from securitization transactions are equal to the retained interest on the securitized receivables plus the difference between the net proceeds from the securitization and the cost (including the cost of VSI
Policy and credit default premiums) to the Company of the finance contracts sold. The retained interest on securitized receivables represents the estimated present value of the projected future cash flows to be received by the Company, discounted at a market-based rate, taking into consideration (i) contractual obligations of the obligors, (ii) amounts due to the investors in asset-backed securities, (iii) various costs of the securitizations, including the effects of hedging transactions, if any, and (iv) adjustments to the cash flows to reflect estimated prepayments of finance contracts, defaults and losses incurred in connection with defaults (collectively "Assumptions").
Subsequent to securitization, the Company continues to service the securitized finance contracts, for which it recognizes servicing fees, net of third party sub-servicer fees, over the life of the securitization.
The Company reviews, on a quarterly basis, the fair value of its retained interest in securitized receivables. If actual experience differs from the Company s Assumptions, or to the extent that market and economic changes occur that adversely impact the Assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against gains from securitization transactions. The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument.
The Company also bases these assumptions on the static pool performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on historical static pool experience as to repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI
Policy coverage and recoveries from the Company s credit default insurance.

 Interest Income. Interest income consists of: (i) interest income earned on finance contracts (ii) interest income earned on leases (the Company ceased funding leases in the quarter ended September 30,
1995), (iii) servicing fees net of expenses, (iv) the accretion of finance contract acquisition discounts net of related capitalized costs and (v) the amortization of capitalized costs net of origination discounts.
Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse credit facilities prior to securitization, and (c) the length of time such finance contracts are funded by the warehouse credit facilities prior to securitization.
Finance contract acquisition volume has a significant impact on the amount of interest income earned by the Company.

 The following table provides information for each of the Company s rated securitizations:


                                                         Weighted
                                          Remaining      Average          Weighted
                                         balance at      Finance           Average
                            Original     December  31,   Contract        Certificae          Initial       Gross          Net
Securitizations             Balance         1996           Rate            Rate              Ratings     Spread (1)     Spread(2)
Aegis Auto Receivables Trust,
Series:
1994-A . .                  $18,539        $4,324          20.28%            7.74%              A(3)        12.54%       8.70%
1994-2 . .                   23,251         7,133          19.82             8.04              A+(3)        11.78        8.12
1994-3 . .                   21,000(4)      7,656          19.66             9.46              A+(3)        10.20        6.46
1995-1 . .                   21,000(4)      8,872          20.41             8.60              A+(3)        11.81        8.46
1995-2 . .                   54,000(4)     26,255          19.94             7.16              A+(3)        12.78        8.98
1995-3 . .                   60,000(4)     33,914          20.04             7.09              A+(3)        12.95       10.12
1995-4 . .                   70,000(4)     44,093          19.88             6.65              A+(3)        13.23       10.41
1996-1 . .                   92,000(4)     67,267          20.13             8.44(5)      A+,BBB,BB/        11.69        8.89
                                                                                       A+,BBB+,BB(6)
1996-2 . .                  105,000(4)     90,165          20.10             8.93(7)      A+,BBB,BB/        11.17        8.40
                                                                                       A+,BBB+,BB(8)
1996-3 . .                  110,000(4)    105,482           20.2             8.82(9 )     A+,BBB,BB/        11.40        8.75
                                                                                        A,BBB,BB(10)
Aegis Auto
Owners Trust . . . .         148,347      119,906          20.14             6.53   AAA/Aaa,Baa2(11)        13.61        10.87


<F1>
(1) Difference between the
Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the "Weighted Average Certificate Rate").
<F2>
(2) Difference between Weighted
Average APR on finance contracts and the Weighted
Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses, if any.
<F3>
(3) Indicates ratings by Duff & Phelps.
<F4>
(4) Includes prefunded amounts which were transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4,
1996-1, 1996-2, 1996-3 and by the first week of the next quarter for 1994-3.
<F5>
(5) The Weighted Average Certificate Rate is composed of the following: The
Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
<F6>
(6) The 1996-1 Securitization
has Class A Notes rated A+ by Duff & Phelps and A+ by
Fitch; Class B Notes rated BBB by Duff & Phelps and
BBB+ by Fitch and Class C Notes rated BB by Duff &
Phelps and BB by Fitch.
<F7>
(7) The Weighted Average Certificate Rate is composed of the following: The
Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%
<F8>
(8) The 1996-2 Securitization
has Class A notes rated A+ by both Duff & Phelps and Fitch; Class B Notes rated BBB by Duff and Phelps and
BBB+ by Fitch and Class C Notes rated BB by both Duff &
Phelps and Fitch.
<F9>
(9) The weighted average
Certificate Rate is composed of the following: the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.
<F10>
(10) The 1996-3 Securitization
has Class A notes rated A+ by Duff & Phelps and A by
Fitch;  Class B notes rated BBB and Class C notes rated
BB by both Duff & Phelps and Fitch.
<F11>
(11)  The Owner Trust Facility has
Class A Notes rated AAA by Standard & Poor s and Aaa by Moody s and Class B Certificates rated Baa2 by Moody s. Since their initial rating, Moody's has placed the Class B certificates on their internal review for possible downgrade and confirmed their Aaa rating of the Class A notes.


Results of Operations

Six Months Ended December 31, 1996 Compared To Six
Months Ended December 31, 1995

Revenues
   Revenues decreased to $(8.8) million for the six months ended December 31, 1996 from $18.6 million for the six months ended December 31, 1995, a decrease of $27.4 million or 147.6%.

   Gains or Losses from Securitization Transactions.
Gains or losses from securitization transactions decreased to $(21.2) million for the six months ended
December 31, 1996 from $11.8 million for the six months ended December 31, 1995, a decrease of $33.0 million or 279.3%. The decrease in gains or losses from securitization transactions includes write downs of $31.0 million (described below) taken on the retained interests in securitized receivables from earlier securitizations and the lack of a material securitization transaction in the three months ended
December 31, 1996. Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance.
When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment losses in the carrying value of these assets. During the six months ended December 31, 1996 and 1995, the Company incurred $31.0 million and $1.5 million, respectively, of what management believes to be permanent impairment losses on its retained interests in securitized receivables portfolio. The most significant causes of the permanent impairment was higher than expected default rates on the underlying finance contracts. As a result of this increase and other observations on portfolio performance, current assumptions utilized in current valuations have been adjusted to reflect the higher rates actually experienced.

   Additionally, the Company's securitization costs increased as a result of the inherent costs associated with issuing warrants to Greenwich Capital in connection with additional securitizations pursuant to the terms of the Securitization Facility.

   Interest Income. Interest income increased to $12.0 million for the six months ended December 31, 1996 from $6.5 million for the six months ended December 31,1995, an increase of $5.5 million or 85.4% primarily as a result of the Company s increased finance contract volume. The Company s weighted monthly average outstanding balance of finance contracts owned increased to $106.0 million for the six months ended
December 31, 1996 from $60.3 million for the six months ended December 31, 1995, an increase of $45.7 million or 75.8%.

  This significant increase in the
weighted average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the second quarter ended December 31, 1996. Since the Company s weighted average APR on finance contracts has remained between approximately 20.0% and 20.5%, the increase in interest income is also attributable to the increase in the weighted average outstanding balance. (Interest income is net of servicing fees paid and earned.)

Operating Expenses
   Operating expenses increased to $23.3 million for the six months ended December 31, 1996 from $11.7 million for the six months ended December 31, 1995, an increase of $11.7 million or 99.7%.

   Interest Expense. Interest expense increased to $7.2 million for the six months ended December 31, 1996 from $4.6 million for the six months ended December 31, 1995, an increase of $2.6 million or 57.7%, as a result of the increased financing requirements for the increased finance contract acquisition activity. The increase in interest expense represents 22.7% of the total increase in operating expenses and is partially attributable to the Company s warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 8.125% to as high as 9.5625% for the six months ended December 31, 1996 compared to a low of 9.75% and a high of 10.125% for the six months ended December 31, 1995. In addition, the Company s monthly average outstanding balance on its warehouse credit facility increased to $108.2 million for the six months ended December 31, 1996 from $63.7 million for the six months ended December 31, 1995. This significant increase in the average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the second quarter ended December 31, 1996. The
Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $31.5 million for the six months ended
December 31, 1996 compared to a monthly outstanding average balance of $16.1 million for the six months ended December 31, 1995.

   Salaries and Other Employee Costs. Salaries and other employee costs increased to $4.1 million for the six months ended December 31, 1996 from $3.3 million for the six months ended December 31, 1995, an increase of $0.8 million or 23.4%, due to an increase in the number of employees to approximately 490 (including 48
SST employees) at December 31, 1996 from approximately
250 employees at December 31, 1995. In addition temporary help charges incurred increased to approximately $1.3 million for the six months ended
December 31, 1996 from approximately $89,000 for the six months ended December 31, 1995, an increase of $1.2 million. Temporary employment agencies, specializing in providing collectors, were increasingly utilized in the Company's California collections unit located in Irvine, CA as a screening process for hiring new collectors. The Collections unit expanded its operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company. The Company expects continued increases in the number of permanent employees, as well as total salary costs, as it expands its servicing operations of SST. In addition, salaries and other employee costs for the six months ended December 31, 1996 includes an adjustment of $611,000 relating to the forfeitures of the deferred portion of contractual bonuses of certain executive officers earned for the year ended June 30, 1996.

   Provision for Credit Losses.  The provision for
credit losses increased to $6.6 million for the six
months ended December 31, 1996 from $1.1 million for
the six months ended December 31, 1995, an increase of
$5.5 million or 485.9%.  The Company's provision for
credit losses is affected by: (i) the Company's
increased acquisition volume of finance contracts; (ii)
the Company's decision to discontinue purchasing credit
default insurance on its lease originations effective
January 1995; (iii) the Company's decision, effective
August 1995, to insure on a discretionary basis its
finance contract acquisitions (to the extent finance
contracts remain uninsured for default, the Company's
loss ratio is higher); (iv) the increase in delinquent
automobile finance receivables (as discussed below);
(v) the change in the Company's historical loss ratios;
(vi) the higher amount of finance contracts and leases
owned by the Company at December 31, 1996 ($226.7
million) as compared to December 31, 1995 ($59.2
million); and (vii) the ratio of current finance
contracts to total finance contracts at December 31,
1996 (78.1%) compared to December 31, 1995 (78.0%).
These changes resulted in a decrease in the Company's
reserve rate as a percentage of total automobile
finance receivables held on the Company's balance sheet

(i.e., original balance net of receivables repaid, sold or charged off) to 3.0% at December 31, 1996 from 3.2% at December 31, 1995. The provision for credit losses for the six months ended December 31, 1996 includes an adjustment for $500,000 for estimated recoveries of sales taxes paid on automobile finance contracts which became delinquent and/or defaulted. Exclusive of this adjustment, the provision for credit losses increased to $7.1 million, an increase of $6.0 million or 600.0% from the six months ended December 31, 1995. The
Company maintains residual value insurance relating to its entire lease portfolio.

   All Other Operating Expenses. All other operating
expenses increased to $5.4 million for the six months
ended December 31, 1996 from $2.7 million for the six
months ended December 31, 1995, an increase of $2.8
million or 104.2%.   The significant components of the
increase in all other operating expenses are increases in office, communications and data services, professional fees and all other general and administrative expenses. Office, communications and data service expenses increased to $1.2 million for the six months ended December 31, 1996 from $540,000 for the six months ended December 31, 1995, an increase of $686,000 (5.6% of the total increase) or 120.7%. These expenses increased due to the Company's increased acquisitions of finance contracts and the upgrade and maintenance of communications equipment at all of its offices. Professional fees increased to $872,000 for the six months ended December 31, 1996 from $335,000 for the six months ended December 31, 1995, an increase of $537,000 (4.6% of the total increase) or 160.6% primarily due to increased legal fees incurred for defending the Company's ongoing litigation and consulting fees incurred under the Whitehall Financial
Group, Inc. consulting agreement of $150,000 with no such expense in the comparable 1995 period. All other general and administrative expenses increased to $3.3 million for the six months ended December 31, 1996 from $2.1 million from the comparable 1995 period, an increase of $1.2 million or 58.5%. In general, the Company's general and administrative expenses increased to support the Company's increased finance contract acquisition levels and its collections efforts.

   Income Tax (Benefit) Expense.  A net tax benefit of
$8.4 million was recorded by the Company for the six months ended December 31, 1996 which is net of a valuation adjustment of $5.1 million which represents an adjustment to the income tax benefit relating to losses incurred in excess of previously earned income.
Exclusive of the valuation adjustment the Company's tax benefit would have been $13.5 million (an effective tax rate of 42%). A tax expense of $3.0 million was recorded by the Company for the six months ended
December 31, 1995 (an effective tax rate of 44%). The change in effective tax rates is attributed to decreased state and local taxes.

   Net (Loss) Income.  The Company recognized a net
loss of $23.8 million for the six months ended December
31, 1996.  The net loss resulted from several factors
including;   (1) a write down of $18.0 million, net of
taxes, in retained interests in securitized
receivables;   (2)  since the Company retained most of
the finance contracts it acquired during the last three months of the period ended December 31, 1996, it incurred larger reserves, (3) while in the process of negotiating the Company's proposed $1.0 billion
Purchase Facility, the Company did not sell its loans through its securitization exit strategy and retained the loans on its balance sheet, resulting in no gain on securitization transactions in the last three months of the six months ended December 31, 1996 and, (4) a valuation adjustment of $5.1 million taken on losses incurred in excess of previously earned income.

Three Months Ended December 31, 1996 Compared To Three
Months Ended December 31, 1995

Revenues
   Revenues decreased to $(22.5) million for the three months ended December 31, 1996 from $9.4 million for the three months ended December 31, 1995, a decrease of $31.9 million or 340.0%.

   Gains or Losses from Securitization Transactions.
Gains or losses from securitization transactions decreased to $(29.6) million for the three months ended
December 31, 1996 from $5.8 million for the three months ended December 31, 1995, a decrease of $35.4 million or 608.4%. The decrease in gains from securitization transactions includes write downs of $29.0 million (described below) taken on the retained interests in securitized receivables from earlier securitizations and the lack of a material securitization in the current quarter.

Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment losses in the carrying value of these assets. During the three months ended
December 31, 1996 and 1995, the Company incurred $29.0 million and $1.5 million, respectively, of what management believes to be, permanent impairment losses on its retained interests in securitized receivables portfolio. The most significant causes of the permanent impairment was higher than expected default rates on the underlying finance contracts and the impact of reduced market liquidity for this type of asset in the wake of recent industry performance and developments. As a result of this increase and other observations on portfolio performance, current assumptions utilized in current valuations have been adjusted to reflect the higher rates actually experienced.

   Additionally, the Company's securitization costs increased as a result of the inherent costs associated with issuing warrants to Greenwich Capital in connection with additional securitizations pursuant to the terms of the Securitization Facility.

   Interest Income.  Interest income increased to $6.9
million for the three months ended December 31, 1996 from $3.5 million for the three months ended December
31,1995, an increase of $3.4 million or 96.9%, primarily as a result of the Company s increased finance contract volume. The Company s weighted monthly average outstanding balance of finance contracts owned increased to $141.9 million for the three months ended December 31, 1996 from $69.6 million for the three months ended December 31, 1995, an increase of $72.4 million or 104.0%. This significant increase in the weighted average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the quarter ended December 31, 1996. Since the Company s weighted average APR on finance contracts has remained between approximately
20.0 % and 20.5%, the increase in interest income is also attributable to the increase in the weighted average outstanding balance. (Interest income is net of servicing fees paid and earned.)

Operating Expenses
   Operating expenses increased to $15.0 million for the three months ended December 31, 1996 from $6.2 million for the three months ended December 31, 1995, an increase of $8.8 million or 142.4 %.

   Interest Expense. Interest expense increased to $4.2 million for the three months ended December 31, 1996 from $2.5 million for the three months ended
December 31, 1995, an increase of $1.8 million or 71.4%, as a result of the increased financing requirements for the increased finance contract acquisition activity. The increase in interest expense represents 11.7% of the total increase in operating expenses and is partially attributable to the Company s warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 8.125% to as high as 9.5625% for the three months ended December 31, 1996 compared to a low of 9.75% and a high of 10.125% for the three months ended December 31, 1995. In addition, the Company s monthly average outstanding balance on its warehouse credit facility increased to $108.2 million for the three months ended December 31, 1996 from $63.7 million for the three months ended
December 31, 1995. This significant increase in the average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the quarter ended
December 31, 1996. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $32.3 million for the three months ended December 31, 1996 compared to a monthly outstanding average balance of $18.2 million for the three months ended December 31, 1995.

   Salaries and Other Employee Costs.  Salaries and
other employee costs decreased to $1.9 million for the
three months ended December 31, 1996 from $ 2.1 million
for the three months ended December 31, 1995, a
decrease of $0.2 million or 8.0%.  Salaries and other
employee costs for the three months ended December 31,
1996 includes an adjustment for $611,000 relating to the
forfeitures of the deferred portion of contractual bonuses
of certain executive officers earned for the year ended June 30,
1996.  Had this adjustment not been recorded, salaries
and other employee costs would have been $2.5 million for
the three months ended December 31, 1996, an increase of
$0.4 million or 21.7%.   The number of employees increased
to approximately 490 (including 48 SST employees) at December 31,
1996 from approximately 250 employees at December 31, 1995.
Temporary help charges incurred increased to $750,000 for the three months ended December 31, 1996 from $68,000 for the three months ended December 31, 1995, an increase of $682,000. Temporary employment agencies, specializing in providing collectors, were increasingly utilized in the Company's California collections unit located in Irvine, CA as a screening process for hiring new collectors.

 The Collections unit expanded its
operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company. The Company expects continued increases in the number of permanent employees, as well as total salary costs, as it expands its servicing operations of SST.

   Provision for Credit Losses.  The provision for
credit losses increased to $6.0 million for the three
months ended December 31, 1996 from $0.4 million for
the three months ended December 31, 1995, an increase
of $5.7 million.  The Company's provision for credit
losses is affected by: (i) the Company's increased
acquisition volume of finance contracts; (ii) the
Company's decision to discontinue purchasing credit
default insurance on its lease originations effective
January 1995; (iii) the Company's decision, effective
August 1995, to insure on a discretionary basis its
finance contract acquisitions (to the extent finance
contracts remain uninsured for default, the Company's
loss ratio is higher); (iv) the increase in delinquent
automobile finance receivables (as discussed below);
(v) a change in the Company's historical loss ratios;
(vi) the higher amount of finance contracts and leases
owned by the Company at December 31, 1996 ($226.7
million) as compared to December 31, 1995 ($59.2
million);  and (vii) the ratio of current finance
contracts to non- current finance contracts at December
31, 1996 (78.1%) compared to December 31, 1995 (
78.0%).  These changes resulted in a decrease in the
Company's reserve rate as a percentage of total
automobile finance receivables held on the Company's
balance sheet (i.e., original balance net of
receivables repaid, sold or charged off) to 3.0% at
December 31, 1996 from 3.2% at December 31, 1995.  The
Company maintains residual value insurance relating to
its entire lease portfolio.

   All Other Operating Expenses. All other operating expenses increased to $2.8 million for the three months ended December 31, 1996 from $1.3 million for the three months ended December 31, 1995, an increase of $1.5 million or 119.4%. The significant components of the increase in all other operating expenses are increases in office, communications and data services, professional fees and all other general and administrative expenses. Office, communications and data service expenses increased to $725,000 for the three months ended December 31, 1995 from $216,000 for the three months ended December 31, 1995, an increase of $509,000 (5.8% of the increase) or 236.1%. These expenses increased due to the Company's increased acquisitions of finance contracts and the upgrade and maintenance of communications equipment at all of its offices. Professional fees increased to $368,000 for the three months ended December 31, 1996 from $141,000 for the three months ended December 31, 1995, an increase of $227,000 (2.2% of the total increase) or 161.2% primarily due to increased legal fees incurred for defending the Company's on going litigation and consulting fees incurred under the Whitehall Financial
Group, Inc. consulting agreement of $75,000 with no such expense in the comparable 1995 period. All other general and administrative expenses increased to $1.7 million for the three months ended December 31, 1996 from $0.9 million for the three months ended December
31, 1995, an increase of $0.8 million or 85.7%. In general, the Company's general and administrative expenses increased to support the Company's increased finance contract acquisition levels.

   Income Tax (Benefit) Expense.  A net tax benefit of
$10.6 million was recorded by the Company for the three months ended December 31, 1996 which is net of a valuation adjustment of $5.1 million which represents the an adjustment to the income tax benefit relating to losses incurred in excess of previously earned income.
Exclusive of the valuation adjustment the Company's tax benefit would have been $15.7 million (an effective tax rate of 42%). A tax expense of $1.4 million was recorded by the Company for the three months ended
December 31, 1995 (an effective tax rate of 42.9%).
The change in effective tax rates is attributed to decreased state and local taxes.

   Net (Loss) Income. The Company recognized a net loss of $26.9 million for the three months ended
December 31, 1996. The net loss resulted from several factors including; (1) a write down of $16.8 million, net of taxes (before valuation allowance), in retained interests in securitized receivables;

  (2) since the
Company retained most of the finance contracts it acquired during the last three months of the period ended December 31, 1996, it incurred larger reserves and; (3) while in the process of negotiating the Company's proposed $1.0 billion Purchase Facility, the
Company did not sell its loans through its securitization exit strategy and retained the loans on its balance sheet, resulting in no gain on securitization transactions in the three months ended
December 31, 1996.

Financial Condition

   Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment
(including vehicles held for repossession) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

   Automobile finance receivables, net of allowance for
credit losses, increased to $212.5 million at December
31, 1996 from $41.1 million at June 30, 1996, an
increase of $171.4 million or 417.50 %.  While in the
process of negotiating the Company's $1.0 billion
credit facility during the quarter ended December 31,
1996, the Company did not hold any of its finance
contracts for sale.  Thus, at December 31, 1996,
finance contracts held for sale was none compared to
$12.9 million at June 30, 1996.  Finance contracts held
for investment increased to $212.5 million at December
31, 1996 from $11.4 million at June 30, 1996, an
increase of $201.2 million.  (However, had the
Company's finance contracts been held for sale, $180.2
million would have qualified, with the remaining $32.3
million being held for investment).   The increase in
the finance contracts held for investment was due primarily to the increased volume of finance contract acquisitions and the lack of a securitization during the quarter ended December 31, 1996. Additionally, the increase was offset by an increase in the allowance for credit losses to $7.2 million at December 31, 1996 from $3.1 million at June 30, 1996 and a decrease in automobile leases held for investment to $15.0 million at December 31, 1996 from $19.8 million at June 30,
1996, a decrease of $4.8 million or 24.2%, primarily due to amortization and write offs. As of December 31, 1996, approximately $5.0 million of finance contracts held for investment were in the repossession process.

   The number and principal balance of finance contracts held are largely dependent upon the timing and size of the Company's securitizations. The terms under the Company's proposed Purchase Facility, if implemented, will provide the Company with a monthly securitization strategy. The Company expects its next securitization of finance contracts to occur in the quarter ending March 31, 1997, subject to the completion of the proposed Purchase Facility (see
Recent Developments).

   Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:


                               Three Months Ended      Year Ended
                           December 31, September 30,   June 30,
                               1996        1996           1996
                                     (dollars in thousands)
Beginning balance. .          $82,139     $70,243       $23,985
Additions. . . . . .               -       14,539        56,749
Amortization . . . .            (422)       (643)        (2,991)
Write downs. . . . .         (29,000)     (2,000)        (7,500)
Ending balance . . .          $52,717     $82,139       $70,243


        On a quarterly basis, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance.
When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment losses in the carrying value of these assets. During the quarter ended September 30, 1996, the Company experienced minimal changes in its default rates than the rates utilized in the valuation at June
30, 1996 resulting in a $2.0 million write down in the carrying value of its retained interests in securitized receivables.

       The estimated annualized default rate
changed from 13.5% at June 30, 1996 to 13.0 % at
September 30, 1996.  In the subsequent quarter ended
December 31, 1996, the Company's estimated annualized default rate increased from 13.0% at September 30, 1996 to 19.1% at December 31, 1996. In accordance with the Company's policy, since the actual experience differed adversely from the original assumptions utilized or from its prior quarterly valuation direction, the Company incurred an additional $29.0 million write down in the carrying value of its retained interests in securitized receivables for the three month period ended December 31, 1996. The total write down for the six months ended December 31, 1996 was $31.0 million.

Delinquency Experience

        The following table reflects the delinquency experience of all finance contracts acquired, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:



                                   Finance Contract Portfolio at:
                          December 31,        September 30,      June 30,
                             1996                 1996            1996
                                   (dollars in thousands)
Principal balance
outstanding(1) .           $759,304          $645,551        $500,694
Number of finance
contracts outstanding (1)    67,950            57,404          44,600
Delinquent loans
 31-59 days. . .            $63,744   8.4%    $46,145  7.2%   $33,625   6.7%
 60-89 days  . .             16,461   2.2%     13,157  2.0%     9,172   1.8%
 90 days and over.            3,959   0.5%      3,340  0.5%     2,054   0.4%
  Total. . . . .             84,164  11.1%     62,642  9.7%    44,851   8.9%

Finance contracts in
 repossession or
 bankruptcy(2) .             56,445   7.4%     40,048  6.2%    21,022   4.2%
  Grand Total              $140,609  18.5%   $102,690 15.9%   $65,874  13.1%

<F1>
(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.

<F2>
(2)  Excludes finance contracts which are in
bankruptcy and authorized for repossession or in repossession and still eligible for reinstatement.

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

 If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 35th day of delinquency, the Company's collections department initiates the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed automobile is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction, usually within 150 days of the repossession.
The Company monitors vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI
Policy and credit default insurance policy are then filed. The Company reports the remaining deficiency as a net charge-off against the allowance for credit losses for automobile finance receivables owned by the Company. For finance contracts held in securitization trusts, charge-offs are accounted for in accordance with the underlying pooling and servicing agreements.

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

 The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:

                                              Six
                                         Months Ended Three Months  Year Ended
                                          December 31  September 30,  June 30,
                                                 1996       1996       1996
                                                        (dollars in thousands)
Average principal balance outstanding(1) .    $660,084    $617,400    $333,183
Balance of finance contracts at the time of
repossession . . . .                            55,893      20,080      40,258
Number of repossessions(2) . . . .               4,875       1,759       3,494
Repossession ratio (3) . . . . . .               16.9%       13.0%       13.0%
Default balance of fully liquidated vehicles . $43,078     $19,942     $15,920
Proceeds from liquidation, net of repossession
 costs .                                        18,679       9,167       7,964
Gross charge offs(4) . . . . . . .              24,399      10,775       7,956
Credit default insurance proceeds (5). . .       7,469       4,076       4,092
Net charge offs (6). . . . . . . .              16,930       6,699       3,864
Net charge offs as a percentage of
 liquidations(7)(8).                . . . .      39.3%       33.6%       24.3%
Net charge offs as a percentage of average
 principal balance outstanding . .      2.6%       1.1%       1.2%

<F1>
(1) Arithmetic mean of beginning and ending outstanding principal balance of all finance contracts acquired including those previously sold in securitization transactions.
<F2>
(2) Number of vehicles which have been repossessed and its notice of intent to liquidate ("NOI") has expired.
<F3>
(3) Balance of finance contracts at the time of repossession divided by average principal balance outstanding during the period, annualized for the periods presented.
<F4>
(4) Gross charge offs equals the aggregate balance of finance contracts liquidated, including those previously sold in securitization transactions, less all recoveries from the sale of the financed vehicles.
Repossession and liquidation expenses are included in gross charge offs.
<F5>
(5) Since August 1995, the Company no longer deposits money to a segregated account from which losses incurred under a policy would be paid.
<F6>
(6) Net charge offs are gross charge offs reduced by credit default insurance proceeds received relating to the defaulted finance contracts.
<F7>
(7) Net charge off amount divided by the aggregate balance of finance contracts relating to vehicles liquidated.
<F8>
(8) A portion of the Company's managed finance contract portfolio is not insured under its credit default insurance policies (approximately $151.6 million at December 31, 1996). Under the structured sale
(primarily, Aegis Auto Owner's Trust 1995) the Company was not required to purchase risk default insurance.
Net losses for these receivables are therefore significantly higher than those insured by a credit risk insurance policy.


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

   The Company believes delinquencies and losses can be mitigated through an in-house collection program.
Accordingly, the Company responded to the increased rates of delinquencies and losses in the fiscal year ended June 30, 1995 by entering into a sub-servicing agreement with its third-party servicer in April 1995, providing for the transfer of specific collection functions to the Company. Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's
December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio
(including securitized finance contracts) at such time.
Additionally, in January 1997, the Company's wholly owned subsidiary, SST, began its operations as the Company's loan servicing center. Initially, SST will be fully responsible for all servicing aspects of the Company's new finance contracts acquired. Ultimately, SST will be servicing substantially all of the Company's managed portfolio. The Company continues to devote its resources to servicing its own finance contracts acquired in an effort to decrease and ultimately stabilize its rates of delinquencies, repossessions and defaults and believes that having full control over the entire servicing process coupled with changes in its underwriting guidelines made in January 1997, should assist it in meeting its overall objectives.

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

   The following table provides static pool information regarding the Company's rated securitization transactions as of December 31, 1996:

                                                                               Cumulative     Gross Loss   Gross Loss   Net Loss
                                                                 Percentage    Repossession   per Default    Pool,         Pool
                            Issuance    Original    Current      of Original    Frequency      Contract    Cumulative  Cumulative,
                             Date        Amount      Amount       Amount (1)     (1)(2)         (1)(3)      (1)(3)(4)    (1)(5)
                                                                           (dollars in thousands)
Aegis Auto Receivable Trust
Series 1994-A.               Jun-94      $18,539     $4,324         23.32%          18.68%       49.67%        8.87%       3.45%
Aegis Auto Receivable Trust
Series 1994-2.               Sep-94       23,251      7,133          30.68           20.68       51.27         9.73        3.61
Aegis Auto Receivable Trust
Series 1994-3.               Dec-94       21,000      7,656          36.46           20.62       51.76         9.55        4.66
Aegis Auto Receivable Trust
Series 1995-1.               Mar-95       21,000      8,872          42.25           21.84       52.79        10.31        5.57
Aegis Auto Receivable Trust
Series 1995-2.               Jun-95       54,000     26,255          48.62           21.91       52.81         9.77        5.65
Aegis Auto Receivable Trust
Series 1995-3.               Sep-95       60,000     33,914          56.52           20.38       55.41         9.24        8.32
Aegis Auto Receivable Trust
Series 1995-4.               Dec-95       70,000     44,093          62.99           19.89       54.34         5.68        0.83
Aegis Auto Receivable Trust
Series 1996-1.               Mar-96       92,000     67,267          73.12           13.66       54.00         1.81        0.31
Aegis Auto Receivable Trust
Series 1996-2.               Jun-96      105,000     90,165          85.87            8.30       58.14         0.81        0.81
Aegis Auto Receivable Trust
Series 1996-3.               Sep-96      110,000    105,482          95.89            1.89       31.23         0.01        0.01
Aegis Auto Owners Trust
1995-A . . . .            Dec-95-Oct-96  148,347    119,906          80.83            5.53       57.91         1.77        1.77

Total Managed Portfolio. . .          $1,000,993   $791,169         79.04%           10.61%      53.52%        3.62%       2.16%

<F1>
(1) Data computed from trustee reports of January
1997 reflecting servicer data of December 31, 1996 and from Company s records as of December 31, 1996.
<F2>
(2) Cumulative Repossession Frequency reflects the total dollar volume of finance contracts that have been liquidated, or are in the liquidation process (but in any event can no longer be reinstated), as a percentage of the original pool balance.
<F3>
(3) Receivable gross losses are calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance, net of repossession and liquidation costs, as a percentage of the defaulted receivable balance.
<F4>
(4) Calculated as the receivable gross losses for the pool as a percentage of the original pool balance.
<F5>
(5) Net loss is calculated as the receivable gross losses for the pool less proceeds received from credit default insurance, as a percentage of the original pool balance.

Liquidity and Capital Resources

 The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts, (ii) cash held from time to time in restricted spread accounts to support securitizations and (iii) other securitization expenses. The Company also uses material amounts of cash for operating expenses and debt service. The
Company has operated on a negative operating cash flow basis and expects to continue to do so for so long as the Company's volume of finance contract acquisitions continues to grow. The Company has funded these negative operating cash flows principally through borrowings from financial institutions and sales of equity securities, among other resources. However, there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund future growth. If these resources are not available on terms acceptable to the Company, the Company may have to curtail its finance contract acquisition volume levels.

 The Company's external capital resources primarily consist of the warehouse credit facilities and the Company's securitization program. When the Company securitizes finance contracts it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitizations, making such portion available for future borrowing. In the past, the Company securitized its assets at least quarterly, until this past quarter, there can be no assurance that the Company will be able to do so in the future.
While in the process of negotiating the Company's proposed $1.0 billion Purchase Facility, the Company did not sell loans through its securitization exit strategy. The terms under the proposed Purchase
Facility provides the Company with a monthly securitization strategy. The Company expects its next securitization to occur in the quarter ending March 31, 1997, pending the closing of the proposed Purchase
Facility. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets. In addition, the Company has been able to borrow against its retained interests in securitized receivables to increase liquidity. The Company ceased the funding of leases in the first quarter of fiscal
1996.

 The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:

                                             Six Months Ended December 31,
                                                  1996        1995
                                              (dollars in thousands)
Net cash used in operating activities(1)     $(180,428)         $(16,993)
Net cash (used in) provided by investing
  activities . . . . . . .                      (4,136)              998
Net cash  provided by
  financing activities(2).                      188,657           12,823
Net increase (decrease) in cash and cash
  equivalents. . . . . . .                       $4,093          $(3,172)


<F1>
(1) Includes net cash used in acquisition of automobile finance contracts of $17,828 in the six months ended December 31, 1995, and $177,993 in the six months ended December 31, 1996.
<F2>
(2) Includes net cash provided by (used in) warehouse credit facilities of $2,524 in the six months ended
December 31, 1995, and $181,016 in the six months ended December 31, 1996.

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

      A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which are expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due investors in the securitizations. These amounts were $12.1 million and $23.7 million for the six months ended December 31, 1996 and 1995, respectively. During the six months ended December 31, 1996 and 1995, the Company received cash proceeds of $1.7 million and $1.2 million respectively, from its retained interests in securitized receivables which were utilized in meeting its debt repayment requirements under the related financing agreements.

      Other non-cash adjustments include depreciation and amortization, which amounted to $534,000 and $241,000 for the six months ended December 31, 1996 and 1995, respectively; and provision for credit losses, which amounted to $6.6 million for the six months ended
December 31, 1996 and $1.1 million for the six months ended December 31, 1995. The Company also incurred non-cash charges of $31.0 million and $1.5 million respectively, for the six months ended December 31, 1996 and 1995, for write downs on retained interests in securitized receivables.

      To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $20.2 million for the six months ended December 31, 1996 and $13.0 million for the six months ended December 31, 1995, secured by retained interests in securitized receivables created in the Company's finance contract securitizations.
Principal repayments under the notes payable are made from the Company's proceeds received from pay downs on retained interests in securitized receivables, which amounted to $1.7 million for the six months ended
December 31, 1996 and $1.2 million for the comparable
1995 period. The borrowing base on each retained interest in securitized receivables is determined through a monthly calculation that incorporates prevailing prepayment default and loss experience. As each securitization transaction becomes seasoned, it experiences a period of higher incidence of default and loss, resulting in repayments on the notes payable which are secured by the allocable retained interests in securitized receivables. The Company made principal payments of $15.5 million and $1.5 million in excess of cash distributions received from the underlying collateral during the six months ended December 31, 1996 and 1995, respectively.

     In October 1996, the Company did not make a principal payment of $4.2 million due under the note payable to III Finance secured by its retained interest in securitized receivables created under the Aegis Auto
Owner Trust 1995-A securitization as a result of the change in the recalculated borrowing base. As of December 31, 1996, the Company had borrowings of $9.7 million under this note which is secured by retained interests in securitized receivables with an estimated fair value of $9.8 million. The Company negotiated an extension on the $4.2 million principal payment owed.
If the Company is not successful in its efforts to raise capital in the form of cash, there can be no assurance that the Company will be successful in renegotiating its payment terms with its lender.

     The Company's cash flows and results of operations may be affected adversely in the near term by rising interest rates, since not all costs of funds, which under the Company's warehouse credit facilities are at floating rates of interest, can be immediately passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates would result in a decrease in the Company s net spreads on securitization transactions thereby decreasing projected cash flows from future retained interests in securitized receivables. Furthermore, the Company s discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations. The Company has a hedging policy which seeks to limit the risks associated with changes in interest rates; which it has not had the need to use to date.

     In connection with its securitization
transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the trust as a form of credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the six months ended December 31, 1996 and 1995, the Company received $1.7 million and $1.2 million respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the trustee retain excess servicing cash flows until the Reserve
Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable trust. In addition, certain of the Agreements require the Company to deposit additional cash into the trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the six months ended
December 31, 1996, the Company paid additional cash contributions to certain Reserve Funds of $2.3 million.

     The Company's warehouse credit facility with III
Finance Ltd. ("III Finance")for automobile finance contracts was amended during the six months ended December 31, 1996 to provide that the Company may borrow the lesser of $250 million (less amounts outstanding under the Company's lease warehouse credit facility with III
Finance described below ($10.4 million as of February 6, 1997) and its retained interests in securitized receivables financing ($31.4 million as of February 6, 1997)) or the sum of (A) 100% of the outstanding principal amount of performing, insured, finance contracts and (B) the lesser of 90% of the outstanding principal amount of delinquent finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. The
Company has a warehouse credit facility for originating its lease transactions, which provides the Company with a $50.0 million credit line on substantially the same terms as the automobile finance contract facility.
These facilities are secured primarily by the Company's finance contract receivables and bear interest for the first $50.0 million of funding of finance contract at the rate of the one-month LIBOR plus 4.0%, adjusted monthly (9.4375% for February 1997) and for any outstanding balance in excess of $50 million, at the rate of the one-month LIBOR plus 2.75%, adjusted monthly. Under these warehouse credit facilities, principal payments are made monthly to the extent of principal payments received on the underlying collateral, and interest payments are made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. The Company's ability to continue to borrow under these warehouse credit facilities is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company is required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days.
In addition, each warehouse credit facility requires a prepayment fee of 0.25% of the outstanding principal balance of the finance contracts voluntarily prepaid, including in connection with the sale of finance contracts.

 In the event the prepayment occurs within the same month of the borrowings, the prepayment fee is 0.125% of the outstanding principal balance. As of December 31, 1996, the Company had approximately $12.0 million of borrowings available through the warehouse credit facility arrangements with III Finance.
Additionally, in January 1997, III Finance increased the line by $25.0 million (See Recent Developments).
In addition, the Company has a $50.0 million warehouse credit facility with III Finance dedicated to the purchase of HUD Title I Loans, which the Company does not anticipate utilizing at this time. All three warehouse credit facilities with III Finance expire in November 1997. The proposed Facility, as described more fully in Recent Developments, will replace the auto loan warehouse facility. Upon Final documentation acceptable to the parties, the loans then outstanding will be sold into the new Facility and the existing warehouse line will be cancelled. The lease warehouse credit facility will be reduced to the amount then outstanding (approximately $10.4 million as of February 6, 1997) and will expire as it amortizes down. The Company believes these transactions will close within the next 30 days. If the Company is not successful in closaing these transactions within this time frame, it will have to materially curtail its operations.



     In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital for $100.0 million, which provided the Company with additional flexibility to purchase greater volumes of finance contracts or warehouse finance contracts for longer periods. The facility is secured primarily by the Company's finance contracts and bears interest at the rate of the one-month LIBOR plus 3.0% (8.4375% at February 6, 1997), adjusted monthly. Principal payments are made to the extent that principal is paid on the underlying collateral, and are required to be made if the underlying collateral does not meet certain specified conditions. Prepayment of principal is not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility is dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. As of December 31, 1996, the Company did not utilize this facility. In addition to the warehouse financing, the Company also secured a one-year $5.0 million revolving credit facility (with a six-month renewal option) from Greenwich Capital (which the Company borrowed during the six month period ended
December 31, 1996) and a one-year commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million were completed as of December 31, 1996 pursuant to this commitment. In connection with these facilities, the Company granted warrants to Greenwich Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share (subject to adjustment as defined in the agreement). The warehouse credit facility is for a one year term with a one year renewal option. In addition, the agreement provides the Company, at its option, to increase the facility up to $150 million with a 90 day notice. This option expired unused in December 1996.
In October 1996, as a result of credit deterioration in the Company's finance contract portfolio, the Company experienced a Portfolio Event as such term is defined in and contemplated by both the warehouse credit facility and the revolving credit facility. As a result, Greenwich Capital, at its discretion, may terminate its commitment to the Company under either facility, and may accelerate the repayment of any outstanding balance under each facility ($5.0 million, as of the date hereof) which would then become immediately due and payable. As of the date hereof, Greenwich Capital has not terminated its commitment or accelerated the due date of either facility, although they have reserved their right to do so at any time
The revolving Credit Facility is currently under renegotiation. (See Recent Developments).

     In the quarters ended June 1994, September 1994,
December 1994, March 1995, June 1995, September 1995,
December 1995, March 1996, June 1996, September 1996, and December 1996.the Company securitized approximately
$18.5 million, $23.3 million, $21.0 million, $21.0
million, $54.0 million, $60.0 million, $85.4 million, $130.1 million, $149.3 million, $173.3 million, and $4.9 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. In some securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold, in the form of whole finance contract sales, approximately $20.1 million of automobile finance contracts as of December 31, 1996 and used part of the proceeds to pay down borrowings under its warehouse credit facilities.

     In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through Rothschild, Inc.

Through December 31, 1996, the Company sold approximately $148.4 million of automobile receivables into this facility. This facility requires the Company to directly sell between $8.0 million and $15.0 million of finance contracts per month for a fifteen-month funding period subsequent to the initial funding date.
If the Company fails to meet the minimum target, the terms of the facility provide that the Company may not be able to sell future finance contracts to the facility. As of December 31, 1996, the Company had a remaining commitment of $26.6 million; however, in October 1996, the Company experienced the occurrence of certain performance- related events within this facility. As a result, under the terms of the facility
(i) the Company was required to cease future funding to this facility, and (ii) the amount of the required reserve has been increased and the facility will capture all payments otherwise due to the Company with respect to its retained interest in excess spread cash flows until the required reserve is filled. As a result, the Company will not receive any excess spread cash flows from this facility for some time.
Additionally, MBIA Insurance Corporation ("MBIA"), a guarantor of principal and interest to the Class A noteholders under this facility, retains the right at any time to require early amortization of the Class A notes from cash flows generated by the collateral sold into the facility. If MBIA chooses to require early amortization, the event could have an additional material adverse affect on cash flows available to the Company and on the valuation of the retained interest in securitized receivables carried on the books of the Company relating to this facility.

     In February 1996, the Company issued $9,200,000 of
Series C Convertible Preferred Stock (the "Preferred
Stock") under Regulation S of the Securities Act.  The
Preferred Stock is convertible into Common Stock at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common
Stock into which such Preferred Stock is convertible.
The Preferred Stock has an 8.0% annual dividend payable in Common Stock at the time of conversion. Any outstanding shares of Preferred Stock will automatically convert into Common Stock on the third anniversary of its issuance. As of December 31, 1996, the Company redeemed 88 shares of Preferred Stock for $1.1 million and converted 552 shares of Preferred
Stock into 1,378,364 shares of Common Stock and had 280 shares of Preferred Shares outstanding.

Recent Developments

     The Company has reached an agreement in principle
(the "Agreement") with a group of funds and financial institutions, including its current warehouse lender, for a multi-structured finance facility (the "Facility"). The Facility includes a commitment for the purchase of $300.0 million of subordinated Class B Trust Certificates which will support the issuance by the Company of $700.0 million of senior Class A Trust Certificates by the Company for a total of $1.0 billion. The Facility also includes a commitment for the purchase of a $40.0 million seven year convertible subordinated debenture (the "Debenture"). The Agreement is subject to final documentation acceptable to the parties.

     The Agreement contemplates the private sale of up to $700.0 million of senior Class A Grantor Trust Certificates and up to $300.0 million of subordinate Class B Grantor Trust Certificates. The Certificates will be backed by the Company's finance contracts and will be unrated. The Facility will be supported by a $50 million warehouse line. The Agreement provides for a firm commitment as to the warehouse portion of the facility and the purchase of the Class B Certificates subject to placement of the Class A certificates and certain other conditions. The Company has already received an indication of interest from a major money center bank to purchase $290 million of the Class A certificates. The Agreement provides for initial financing through the warehouse line as the finance contractds are acquired and subsequently sold into the Facility on a bi-weekly basis. This Facility will replace one of its existing warehouse facilities and the finance contracts currently in the existing warehouse facility will be sold into the new Facility.

     The Debenture will be purchased for $37.5 million and will be convertible into eight percent non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to the lesser of (i) four dollars per share or (ii) 150% times the average closing share price of the Company's common stock during the 15 days immediately preceding the three month anniversary of the Debenture closing. The Debenture will have a term of seven years and carry a coupon rate of twelve percent (12%) per annum. Approximately $33.0 million of the proceeds of the Debenture will be utlized to repay existing debt. The debenture and the Preferred Shares, into which the Debenture is convertible, are redeemable at anytime by the Company for cash or by the holder for cash; however, if the redemption is requested by the holder, the Company at its election may pay the redemption price in the form of common stock.
In the event the Debentures
are redeemed for any reason, in addition to the redemption price warrants shall be issued to the holder which are exercisable for that number of Preferred Shares into which the redeemed Debentures were convertible.

  If Preferred Shares are redeemed at
the option of the Company, the Company must issue to the holder warrants to acquire an equivalent number of shares of common stock at a aggregate purchase price equal to the redemption price paid by the Company. All warrants will expire at the original stated maturity date of the Debenture.

     Discussions are currently taking place between the Company and Greenwich Capital regarding the restructure of its $5.0 million revolving credit facility and the terms under which Greenwich Capital is willing to reaffirm its commitments under its existing securitization facility and $100.0 million warehouse credit facility.

     The Executive Officers employment contracts are currently being reviewed by the Compensation Committee of the Board of Directors. Discussions are taking place between the Compensation Committee and the respective officers regarding a restructuring of certain contractual provisions including but not limited to the bonus structure, term and base compensation.

     Management believes that cash flows from
operations (including SST), the proposed Facility and
its warehouse credit facilities along with proceeds it
expects to receive from the Debentures should be
adequate to support its current and near-term funding
and operations needs at current levels.  The Company is
currently in the process of solidifying the
transactions described above in Recent Developments.
The Company believes these transactions will close
within the next 30 days.   If the Company is not
successful in closing these transactions within this time frame, it will have to materially curtail its operations.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In connection with a complaint filed on April 28, 1996
by Star Holdings, Inc. d/b/a/ The Sloane Organization
against the Company in the United States District Court
for the Southern District of New York, captioned Star
Holdings, Inc.  d/b/a The Sloane Organization vs. Aegis
Consumer Funding Group Inc., alleging that it was
entitled to certain fees under a finder's agreement
entered into with the Company on January 2, 1996;   on
January 8, 1997, the United States District Court for the Southern District of New York denied Plaintiffs
Attachment Motion and its cross motion for partial summary judgment. The Company's Motion to Dismiss has been granted with respect to certain claims for relief made by the Plaintiff. The Company believes it has meritorious defenses to the remaining allegations in the Complaint and the Amended Complaint and intends to defend the matter vigorously.

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults Upon Senior Securities - Not
        Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders - None

Item 5. Other Information;

Joseph F. Battiato was appointed to the Company's Board of Directors and its Board was increased from five members to seven members.
Mr. Battiato was appointed to fill one of the vacancies.  Mr
Battiato has served as the Company's President since May 1995.

Item 6. (a) Exhibits -
                                                                   Page
Exhibit No.                    Description                          No.

10.99.1     PURCHASE AGREEMENT dated as of September
            1, 1996 by and between AEGIS AUTO FINANCE, INC.
            as Seller and AEGIS AUTO FUNDING CORP. as Purchaser.
10.99.2     CERTIFICATE PURCHASE AGREEMENT dated as of September 27,
            1996 by and between AEGIS AUTO FUNDING CORP. and
            GREENWICH CAPITAL MARKETS, INC.
10.103      PURCHASE AGREEMENT dated as of December 9, 1996
            by and between AEGIS AUTO FINANCE, INC. as Seller and
            ENTERPRISE NATIONAL BANK OF PALM BEACH as Purchaser.
10.103.1    ADDENDUM TO MASTER SERVICING AGREEMENT dated as of
            December 9, 1996 by and among AMERICAN LENDERS
            FACILITIES,INC. as Servicer, AEGIS CONSUMER FINANCE,
            INC., AEGIS AUTO FINANCE INC. as Seller and ENTERPRISE
            NATIONAL BANK OF PALM BEACH
27          Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                        SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  February 14, 1997      By:  S/Dina L. Penepent
                                   Dina L. Penepent
                                   Chief Financial Officer,
                                   Executive Vice-President and
                                   Secretary
                                   Signing on behalf of the registrant
                                   and as principal financial and
                                   accounting officer.