Form 10-Q
period 1997-03-31
AEGIS CONSUMER FUNDING GROUP INC
filed 1997-05-15
CIK 932278

United States
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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


 (201) 418-7300                                     FAX (201)418-7393
(Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

As of May 12, 1997, 17,677,217 shares of the issuer's common stock were outstanding.

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
                                 FORM 10-Q


                                   INDEX
                                                                       Page
PART I.  FINANCIAL INFORMATION                                          No.
Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited):
         Consolidated Condensed Statements of Financial Condition -
         March 31, 1997 and June 30, 1996. . . . . .                      3

         Consolidated Condensed  Statements of Operations - three
         months and nine months ended March 31, 1997 and 1996.            4

         Consolidated Condensed Statement of Cash Flows -
         nine months ended March 31, 1997 and 1996 .                      5

         Notes to Consolidated Condensed Financial Statements. .          6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATION . . . . . . . . . . . .                               10


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . .                             27
Item 2.  Changes in Securities . . . . . . .                             27
Item 3.  Defaults upon Senior Securities . .                             27
Item 4.  Submission of Matters to a Vote of Security Holders .           27
Item 5.  Other information . . . . . . . . .                             27
Item 6.  Exhibits and Reports on Form 8-K. .                             27

SIGNATURES       .  .  .  .  .  .  .  .  . .                             30
EXHIBIT INDEX  . . . . . . . . . . . . . . .                             27

PART I.             FINANCIAL INFORMATION:
Item 1.  Consolidated Condensed Statements

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
                      Consolidated Condensed Statements of
                              Financial Condition
                                 (unaudited)


                                  ASSETS

                                                March 31,         June 30,
                                                  1997              1996
                                                  ----              ----

Cash and cash equivalents                      $1,698,502      $  3,090,624
Automobile finance receivables, net            64,524,509        41,058,222
Retained interests in securitized
receivables                                    52,618,591        70,242,773
Other assets                                   10,466,016         7,060,135
                                              -----------       -----------
                                             $129,307,618      $121,451,754
                                             ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse credit facilities                   $40,827,440       $37,202,342
Notes payable                                  60,984,362        29,848,859
Accounts payable and accrued expenses          13,107,408        11,220,644
Income taxes payable                                    -         9,188,444
                                               ----------        ----------
Total liabilities                             114,919,210        87,460,289
                                              -----------       -----------
Subordinated debt
                                                5,000,000                 -
                                              -----------       -----------

Stockholders' equity:
 Common stock, $.01 par value
  30,000,000 shares authorized;
  15,455,958 shares issued and outstanding
  at June 30, 1996 and 17,677,217 shares issued
  and outstanding at March 31, 1997              176,772            154,560
 Preferred stock Series C, $.10 par value,
  1,100 shares authorized;
  920 shares issued, 525 shares outstanding
  at June 30, and 106 shares outstanding
  at March 31, 1997                                   11                 53
Paid in capital                               22,281,599         22,199,545
Retained (defecit) earnings, since date of
 recapitalization (March 1,1992)             (13,069,974)        11,637,307
                                             ------------        ----------
 Total stockholders' equity                    9,388,408         33,991,465
                                             ------------        ----------
                                            $129,307,618       $121,451,754
                                            ============       ============


                             See accompanying notes

                       THE AEGIS CONSUMER FUNDING GROUP, INC.
                   Consolidated Condensed Statements of Operations
                                   (unaudited)

                                           Three months ended        Nine months ended
                                                March 31,                 March 31,
                                                --------                  --------
                                       1997            1996          1997           1996
                                       ----            ----          ----           ----
Revenues:
Fees and commissions earned           $36,962        $24,936       $107,504       $166,483
Gains (losses) from securitization
transactions                        6,016,327      9,658,639    (15,212,347)    21,605,316
Interest income                     9,340,415      3,339,173     21,515,924      9,739,614
Other income                          213,275         41,528        352,260        116,434
                                   ----------      ---------    -----------     ----------
                                   15,606,979     13,064,276      6,763,341     31,627,847
                                   ----------     ----------    -----------     ----------
Operating expenses:
Salaries and other employee costs   5,027,470      2,510,045      9,155,565      5,841,650
Provision for credit losses         1,399,564      1,382,578      7,979,089      2,505,628
Interest expense                    6,446,475      2,722,981     13,674,274      7,306,368
Other expenses                      3,498,850      1,931,751      8,910,483      4,582,440
                                   ----------     ----------     ----------     ----------
                                   16,372,359      8,547,355     39,719,411     20,236,086
                                   ----------     ----------     ----------     ----------

Net (loss) income before
income tax (benefit) expense         (765,380)     4,516,921    (32,956,070)    11,391,761
Income tax (benefit) expense                -      1,987,500     (8,427,030)     5,012,400
                                   -----------     ---------    ------------    ----------

Net (loss) income                   $(765,380)    $2,529,421   $(24,529,040)    $6,379,361
                                   ===========    ==========   ============     ==========

Net (loss) income available to
common stockholders                 $(810,097)    $2,400,242   $(24,707,280)    $6,250,182
                                   ===========    ==========   =============    ==========

Primary Earnings Per Share:

Net (loss) income available to
common stockholders                $(810,097)     $2,529,421   $(24,707,280)    $6,379,361
                                   ==========     ==========    ===========     ==========
Net (loss) income per common and
dilutive common equivalent share      $(0.05)          $0.17         $(1.53)         $0.45
                                      =======          =====         =======         =====
Weighted average common and dilutive
common equivalent shares           16,534,761     14,941,987      16,124,517    14,136,732
                                   ==========     ==========     ===========    ==========

Fully Diluted Earnings Per Share:
Net (loss) income available to
common stockholders                 $(810,097)    $2,529,421    $(24,707,280)   $6,379,361
                                   ===========    ==========    =============   ==========
Net (loss) income per common and
dilutive common equivalent share       $(0.05)         $0.16          $(1.53)        $0.42
                                   ===========    ==========    =============   ==========
Weighted average common and dilutive
common equivalent shares           16,534,761     16,021,822      16,124,517    15,215,040
                                   ==========     ==========    ============    ==========


                            See accompanying notes.

                    THE AEGIS CONSUMER FUNDING GROUP, INC.
              Consolidated Condensed Statements of Cash Flows
                                  (unaudited)

                                                  Nine months ened March 31,
                                                  -------------------------
                                                     1997         1996
                                                    -----         ----
Cash flows from operating activities:

Net (loss) income                                 $(24,529,040)   $6,379,361
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
   Amortization and depreciation expense               847,341       589,542
   Provision for credit losses                       7,979,089     2,505,627
   Valuation allowance on note receivable
    from related party                                       -       600,000
   Unrealized gains on securitization
    transactions                                   (12,316,889)  (37,781,125)
   Write down or retained interests in
    securitized receivables                         31,000,000     4,000,000
Increase in automobile finance receivables         (31,445,378)   (9,390,304)
   Decrease in note receivable                               -     7,651,985
   (Increase) decrease in other assets                (230,431)    2,760,300
   Increase in accounts payable and
    accrued expenses                                 1,855,609     7,196,876
   (Decrease) increase in income taxes payable      (9,157,289)    4,886,639
                                                   ------------   ----------

   Net cash used in operating activities           (35,996,988)  (10,601,099)
                                                   ------------  ------------

Cash flows from investing activities:
   Distributions from retained interests in
    securitized receivables                          1,362,355     2,191,786
   Additional payments for securitized
    receivable trusts                               (2,421,284)   (2,335,562)
   Purchases of fixed assets                        (3,756,804)     (452,428)
                                                    -----------     ---------

   Net cash used in investing activities            (4,815,733)     (596,204)
                                                    -----------     ---------

Cash flows from financing activities:
   Proceeds from borrowing under warehouse
    credit facilities                              515,970,559   272,589,438
   Repayment of borrowing under warehouse
    credit facilities                             (512,345,462) (280,805,322)
   Proceeds from borrowing under notes payable      48,322,444    21,556,398
   Repayment of borrowing under notes payable      (17,186,942)  (10,807,790)
   Proceeds from subordinated debt                   5,000,000             -
   Purchase of treasury stock                         (340,000)            -
   Proceeds from issuance of preferred stock,net             -     8,464,000
   Increase from issuance of stock warrants                  -        12,500
                                                   ------------   ----------

   Net cash provided by financing activities        39,420,599    11,009,224
                                                   ------------   ----------

Net decrease in cash and cash equivalents           (1,392,122)     (188,079)

Cash and cash equivalents, beginning of period       3,090,624     5,970,571
                                                    ----------     ---------
Cash and cash equivalents, end of period            $1,698,502    $5,782,492
                                                    ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the period
   Interest                                        $13,522,064    $7,564,275
                                                   ===========    ==========
   Income taxes                                       $130,440    $  135,927
                                                   ===========    ==========
                            See accompanying notes.

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

Systems and Services Technologies, Inc.("SST"), a wholly owned subsidiary of the Company began operations during January 1997 as a loan servicing company designed to service loans acquired by the Company as well as various other types of marginal loans originated by third parties.

2.  WAREHOUSE AND OTHER CREDIT FACILITIES

During the nine months ended March 31, 1997 the two separate Loan and Security Agreements (the "Auto Agreements") with III Finance Ltd ("III Finance") were amended to increase the borrowing limits to $300.0 million. This limit was inclusive of the Auto Agreements and the additional Loan and Security Agreements (see Note 3) with III Finance (the "Financing Agreements"). Under the terms of the amended Auto Agreements, The rate of interest on loan balances borrowed in excess of $50.0 million was LIBOR plus 2.75% compared to LIBOR plus 4.0% in the original Auto Agreements. The Auto Agreement for the purchase of automobile finance contracts terminated on March 19, 1997 as a result of the completion of a multi-structured finance facility (the "Facility"). The Facility includes a commitment for the purchase of $350.0 million of subordinated Class B trust certificates which will support the issuance by the Company of $650.0 million of senior Class A trust certificates for a total of $1.0 billion (the "Purchase Facility"). The Purchase Facility portion of the Facility is supported by a $50.0 million warehouse lending line ("the Warehouse Line") which closed concurrently. The Warehouse Line replaced the Auto Agreement for the purchase of automobile finance contracts. The Auto Agreement for the purchase of automobile leases was amended to limit the borrowing thereunder to its then outstanding balance of $9.2 million. The Auto Agreement for the purchase of automobile finance contracts was paid in full through the use of proceeds from the securitization completed during the three months ended March 31, 1997 and the issuance of a note payable for $23.4 million. The Warehouse Line expires March 14, 2001. Interest on the Warehouse Line accrues at LIBOR plus 3% and is payable quarterly in arrears on the twentieth of the month (or succeeding business day) following the calendar quarter end.

The Company's ability to borrow under its $100.0 million warehouse credit facility with Greenwich Capital Markets,Inc. ("Greenwich") was curtailed in the quarter ended March 31, 1997. The Company also has a one-year commiitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million were completed as of March 31, 1997 pursuant to this commitment. These facilities are currently being restructured. (See Note 8).

In December 1996, the Company entered into a purchase agreement with Enterprise National Bank (the "Enterprise Agreement") whereby approximately $15.0 million of automobile finance contracts were sold at par. Under the terms of the Enterprise Agreement, the unamortized balance of the contracts were to be repurchased no later than July 1997 and paid interest at LIBOR plus 2.78%. In

March 1997, the Enterprise Agreement was amended to remove the repurchase provision. As a result, the Company recognized a net gain on sale of approximately $37,000 and retired the outstanding obligation relating to the repurchase provision under the Enterprise Agreement.

3.  NOTES PAYABLE

During the nine months ended March 31, 1997, the Company entered into additional Loan and Security Agreements with III Finance. As of March 31,
1997, the Company had notes payable aggregating $57.4 million and related interest payable of $125,000 under the Financing Agreements with III Finance. The notes bear interest at a rate of 12% per annum and are secured by certain of the Company's retained interests in securitized receivables with carrying values aggregating approximately $52.4 million at March 31, 1997, which approximates their fair value as of March 31, 1997, and approximately $28.6 million of automobile finance contract receivables. The Company intends on paying down $14.1 million of the notes payable with the proceeds received from the issuance of the Debenture. (See Note 8).

In March 1997, the Company entered into a note payable of $1.2 million between consolidating entities. This note was assigned to the Aegis Auto Receivables Trust 1997-3 as a credit enhancement of the securitization. The note accrues interest at LIBOR, adjusted monthly, (5.6875% at March 31, 1997) and is payable monthly.

During the nine months ended March 31, 1997, certain executive officers of the Company deferred payment of their respective bonus earned for the year ended June 30, 1996. In connection therewith, the Company entered into notes payable (the "Executive Notes") with such officers in an aggregate amount of $686,000. The Executive Notes bear interest at an annual rate of 15%. Effective
December 31, 1996, the Executive Notes were cancelled and all executive officers entitled to bonuses under their contracts agreed to forfeit their respective deferred bonus earned for the year ended June 30, 1996. (See Note 8).

On July 29, 1996, SST purchased a building and property (the "Property"), located at 4215 Pickett Road, St. Joseph, Missouri, formerly known as the Northwest Missouri Community College Facility. The Property will be utilized by SST as its loan servicing center. Commerce Bank, N.A. ("Commerce") has executed a loan agreement (the "Loan Agreement") with SST, dated as of July 29, 1996, whereby Commerce advanced SST $1.4 million with interest of 8.2% per annum, expiring in August, 2001, for the purchase and refurbishment of the Property. SST has borrowed an additional $0.9 million from various financial institutions for the purchase of fixed assets and building improvements with terms that are substantially similar to those of the Loan Agreement.

4.  SUBORDINATED DEBT

During the nine months ended March 31, 1997, the Company borrowed $5.0 million available under a revolving credit agreement provided by Greenwich. The revolving credit agreement accrues interest at LIBOR plus 9% (14.6875% at March 31, 1997). The revolving credit agreement is up for renewal in May 1997. (See Note 8).
                                 -7-

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

In connection with securitization transactions, the Company enters into pooling and servicing agreements. Certain of these agreements require the Company to increase its cash contribution to the underlying trusts when the delinquencies and default rates increase to certain levels defined in the agreements. As delinquencies and/or default rates increase or decrease, the Company's obligation varies. For the year ended June 30,1996, the Company paid additional contributions to the trusts of approximately $2.3 million and, in August 1996, paid $2.4 million, which is the final contribution under these obligations.

On April 28, 1996, a complaint was filed against the Company in the United States District Court for the Southern District of New York alleging that the complainant was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996 (the "Complaint"). The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities in March 1996. On July 3, 1996, the complaint was amended (the "Amended Complint") to include fees allegedly due under the finder's agreement in connection with a series of financing arrangements entered into by the Company and in connection with a potential sale of common stock of the Company. The complainant seeks damages of approximately $21.0 million plus interest and punitive damages of at least $545,000, together with costs, attorneys' fees and such other relief as the court deems appropriate. On January 8, 1997, the United States District Court for the Southern District of New York denied
Plaintiffs Attachment Motion and its cross motion for partial summary judgment. The Company's Motion to Dismiss has been granted with respect to certain claims for relief made by the Plaintiff. In accordance with the procedures set by the court, both parties have submitted their direct cases in writing and the remainder of the trial is set for late May 1997. The Company believes it has meritorious defenses to the remaining allegations in the Complaint and the Amended Complaint and intends to defend the matter vigorously.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company.

6.  CAPITAL STOCK

No warrants or options that were issued and outstanding at June 30, 1996 have been exercised as of May 12, 1997.

During the nine months ended March 31, 1997, the Company converted 419 shares of Series C Preferred Stock into 2,221,259 shares of common stock.

In July 1996, the Company purchased 80,000 shares of common stock from a former Executive officer of the Company, who is currently the CEO of SST, for $340,000. These shares were re-issued in connection with the conversion of preferred stock to common stock.

7.  INCOME TAXES

During the nine months ended March 31, 1997, the Company established a valuation allowance of $5.4 million against its deferred tax assets, which represents the income tax benefit relating to losses incurred in excess of previously earned income. As the Company generates earnings in the future, the income tax provision and the valuation allowance account will be adjusted. As of March 31, 1997, the balance of the valuation allowance is $5.4 million.

8.  SUBSEQUENT EVENTS

The Company has reached an agreement in principal for the sale of $21.3 million subordinated debentures (the "Debenture"). The Debenture will be purchased for $20.0 million and will be convertible into 8% non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to $2.0 per common share. The Debenture will have a term of seven years and carry a coupon rate of twelve percent (12%) per annum. Approximately $15.1 million of the proceeds of the Debenture will be utilized to repay existing debt. The Debenture and the Preferred Shares, into which the Debenture is convertible, are redeemable at any time by the Company for cash or by the holder for cash; however, if the redemption is requested by the holder, the Company at its election may pay the redemption price in the form of common stock. In the event the Debentures are redeemed for any reason, in addition to the redemption price, warrants shall be issued to the holder which are exercisable for that number of Preferred Shares into which the redeemed Debentures were convertible. If Preferred Shares are redeemed at the option of the Company, the Company must issue to the holder warrants to acquire an equivalent number of shares of common stock at an aggregate purchase price equal to the redemption price paid by the Company. All warrants will expire at the original stated maturity date of the Debenture.

The Executive Officers' employment contracts are currently being reviewed by the Compensation Committee of the Board of Directors. Discussions are taking place between the Compensation Committee and the respective officers regarding a restructuring of certain contractual provisions including but not limited to the bonus structure, term and base compensation.

The Company has reached an agreement in principal with Greenwich regarding the restructure of its $5.0 million revolving credit facility.
Under the terms of the agreement, the Company will use $1.0 million of the proceeds from the sale the Debenture, as described above, to pay down the $5.0 million balance to $4.0 million. The Company will repay $2.0 million of the adjusted balance under the revolving credit facility proportionately (pari passu) with principal payments made on the balances of the Debentures and certain notes payable aggregating $41.3 million. The term of the loan was extended for four years from the date of closing of the Debenture and the interest rate decreased to 12.0% per annum, payable monthly. Early repayment for the other $2.0 million under the revolving credit facility is permitted
If Greenwich provides auto loan servicing to the Company as defined thereunder. Additional terms of the agreement provide for lowering the strike price on warrants issued to them by the Company from $6.50 to as low as $4.00, contingent on achieving certain levels of auto loan servicing placed by Greenwich with the Company.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis of financial condition and results of operations of the Company relates to the nine and three months ended March 31, 1997 and 1996 and should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this quarterly report. The unaudited results for the three and nine months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview

   The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992, through March 31, 1997, the Company has acquired approximately $1.1 billion of finance contracts, of which $1.0 billion have been securitized in sixteen offerings of asset-backed securities or sold in whole loan sales of finance contracts.

   The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.

                            For the Quarters Ended

                                  Mar. 31,   June 30,  Sept.30,   Dec. 31.   Mar. 31,    June  30,   Sept. 30,    Dec 31,   Mar 31
                                    1995       1995      1995       1995       1996        1996        1996        1996      1997
                                                         (dollars in thousands)
Number of finance contracts
acquired during period ...........  2,688    4,901      5,943       8,190     10,569       12,037      15,401     14,584    8,992
Average finance contract balance..  $12.2    $12.2      $12.2       $12.3      $12.2        $12.4       $12.4      $12.3    $12.3
Aggregate value of finance
 contracts acquired during period. 32,785   59,609     72,562     100,582    128,781      149,612     190,843    179,933  110,580
Gains from securitization
transactions(1)(2)................  1,984    5,197      6,023       7,424     12,759       10,824      10,349       (578)   5,979
Gains from whole loan sales.......    604       40         48          64        111          290           -          -       37
Net interest income...............    213      765        866       1,021        546          993       2,129       2,747   2,894
Revenue(3)........................  2,498    6,111      7,034       6,946     10,341       11,916      10,675     (26,747)  9,161
Finance contracts securitized
during period..................... 21,000   54,000     67,630      85,368    130,138      149,274      173,270      4,870 238,693
Finance contracts sold during
period............................  8,561    1,000      1,000       1,801      2,752        2,250            -          -  15,000
Servicing portfolio(at period
end)(4)........................... 94,576  146,557    197,911     287,481    401,704      500,694      645,551     759,304 783,757

<F1>
(1) Excludes gains from whole loan sales of finance contracts.
<F2>
(2) The quarters ended December 31, 1995, March 31, 1996, June 30, 1996, September 30,1996 and December 31, 1996 are before write downs of $1.5 million, $2.5 million, $3.5 million, $2.0 million and $29.0 million, respectively, taken on prior retained interests in securitized receivables.
<F3>
(3) Revenue is net of interest expense and write downs on retained interests in securitized receivables.
<F4>
(4) Excludes finance contracts which are in bankruptcy and authorized for repossession or in repossession and still eligible for reinstatement.



Revenues
                                   - 10 -

 The Company's primary sources of revenues consist of two components: gains or losses from securitization transactions and interest income.

 Gains or Losses from Securitization Transactions. The Company warehouses the finance contracts it acquires and periodically sells them to trusts, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference ( gross spread ) between the annual rate of interest paid by the consumer ( APR ) on the finance contracts acquired and the interest rate on the asset-backed securities sold
( Certificate Rate ). When the Company securitizes its finance contracts, it records gains or losses from securitization transactions and establishes an asset referred to as retained interest in securitized receivables. Gains or losses from securitization transactions are equal to the retained interest on the securitized receivables plus the difference between the net proceeds from the securitization and the cost (including the cost of VSI Policy and credit default premiums) to the Company of the finance contracts sold. The retained interest on securitized receivables represents the estimated present value of the projected future cash flows to be received by the Company, discounted at a market-based rate, taking into consideration (i) contractual obligations of the obligors, (ii) amounts due to the investors in asset-backed securities,
(iii) various costs of the securitizations, including the effects of hedging transactions, if any, and (iv) adjustments to the cash flows to reflect estimated prepayments of finance contracts, defaults and losses incurred in connection with defaults (collectively "Assumptions"). Subsequent to securitization, the Company continues to service the securitized finance contracts, for which it recognizes servicing fees, net of third party sub-servicer fees, over the life of the securitization. The Company reviews, on a quarterly basis, the fair value of its retained interest in securitized receivables. If actual experience differs from the Companys Assumptions, or to the extent that market and economic changes occur that adversely impact the Assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against gains from securitization transactions. The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company also bases these assumptions on the static pool performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on historical static pool experience as to repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company s credit default insurance.

 Interest Income. Interest income consists of: (i) interest income earned on finance contracts; (ii) interest income earned on leases (the Company ceased funding leases in the quarter ended September 30, 1995); (iii) servicing fees net of expenses; (iv) the accretion of finance contract acquisition discounts net of related capitalized costs and (v) the amortization of capitalized costs net of origination discounts. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse credit facilities prior to securitization and (c) the length of time such finance contracts are funded by the warehouse credit facilities prior to securitization. Finance contract acquisition volume has a significant impact on the amount of interest income earned by the Company.

 The following table provides information for each of the Company s rated securitizations:





                                                       Weighted
                                          Remaining    Average    Weighted
                                          balance at   Finance     Average
                              Original    March  31,  Contract   Certificate   Current      Gross        Net
Securitizations                Balance       1997       Rate        Rate       Ratings     Spread(1)  Spread(2)
                                                           (dollars in thousnads)
Aegis Auto Receivables Trust,
Series:
1994-A.....................    $18,539       $3,385     20.28%       7.74%         A(3)      12.54%       8.70%
1994-2.....................     23,251        5,715     19.82        8.04         A+(3)      11.78        8.12
1994-3.....................   21,000(4)       6,209     19.66        9.46         A+(3)      10.20        6.46
1995-1.....................   21,000(4)       7,563     20.41        8.60         A+(3)      11.81        8.46
1995-2.....................   54,000(4)      22,578     19.94        7.16         A+(3)      12.78        8.98
1995-3.....................   60,000(4)      29,161     20.04        7.09         A+(3)      12.95       10.12
1995-4.....................   70,000(4)      38,119     19.88        6.65       BBB+(3)      13.23       10.41
1996-1.....................   92,000(4)      62,164     20.13        8.44(5)        (6)      11.69        8.89
1996-2.....................  105,000(4)      79,876     20.10        8.93(7)        (8)      11.17        8.40
1996-3.....................  110,000(4)      91,925     20.2         8.82(9)       (10)      11.40        8.75
Aegis Auto Owners Trust....  148,347        103,599     20.14        6.53          (11)      13.61       10.87

<F1>
(1) Difference between the Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the "Weighted
     Average Certificate Rate").
<F2>
(2) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses, if any.
<F3>
(3)  Indicates ratings by Duff & Phelps.
<F4>
(4) Includes prefunded amounts which were transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2,
     1996-3 and by the first week of the next quarter for 1994-3.
<F5>
(5) The Weighted Average Certificate Rate is composed of the following: The Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
<F6>
(6) The 1996-1 Securitization has Class A Notes rated BBB-by Duff & Phelps and BBB by Fitch; Class B Notes rated B by Duff & Phelps and BB by Fitch and Class C Notes rated CCC by Duff & Phelps and B- by Fitch
<F7>
(7) The Weighted Average Certificate Rate is composed of the following: The Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%
<F8>
(8) The 1996-2 Securitization has Class BBB-by both Duff & Phelps and Fitch; Class B notes rated B by Duff and Phelps and B- by Fitch and Class C notes rated CCC by Duff & Phelps and CCC+ by Fitch.
<F9>
(9) The weighted average Certificate Rate is composed of the following: the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.
<F10>
(10) The 1996-3 Securitization has Class A notes rated BBB- by Duff & Phelps and BBB by Fitch; Class B notes rated B by Duff & Phelps and BB by Fitch and Class C notes rated CCC by Duff & Phelps and B- by Fitch.
<F11>
(11) The Owner Trust Facility has Class A notes rated AAA by Standard & Poors and Aaa by Moodys and Class B certificates rated Ba1 by Moodys.


   The following table provides information for each of the Company's securitizations under its $1.0 billion Purchase Facility:




                                                   Weighted
                                      Remaining    Average    Weighted
                                      balance at   Finance    Average
                          Original    March  31,   Contract  Certificate    Gross         Net
Securitizations            Balance      1997         Rate       Rate       Spread (1)  Spread(2)

                                               (dollars in thousands)
Aegis Auto Receivables Trust
Series:
1997-1................   $238,693      $238,693     20.4%      9.50%(3)     10.93%       8.47%


<F1>
(1) Difference between the Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the "Weighted Average Certificate Rate").
<F2)
(2) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly
<F3>
(3) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.3% and the Class B certificate rate is 13.73%.


Results of Operations

Nine Months Ended March 31, 1997 Compared To Nine Months Ended March 31, 1996

Revenues
   Revenues decreased to $6.8 million for the nine months ended March 31, 1997 from $31.6 million for the nine months ended March 31, 1996, a decrease of $24.9 million or 78.6%.

  Gains or Losses from Securitization Transactions. Gains or losses from securitization transactions decreased to $(15.2) million for the nine months ended March 31, 1997 from $21.5 million for the nine months ended March 31, 1996, a decrease of $36.7 million or 170.8%. The decrease in gains or losses from securitization transactions includes write downs of $31.0 million (described below) taken on the retained interests in securitized receivables from earlier securitizations, the lack of a material securitization transaction in the three months ended December 31, 1996 and the lower gain obtained on the securitization transaction completed in the fiscal quarter ended March 31, 1997 compared to the gain obtained in the comparable quarter ended March 31, 1996. The securitization completed for the three months ended March 31, 1997 under the Company's Purchase Facility is not rated. Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment losses in the carrying value of these assets. During the nine months ended March 31, 1997 and 1996, the Company incurred $31.0 million and $4.0 million, respectively, of what management believes to be permanent impairment losses on its retained interests in securitized receivables portfolio. The most significant cause of the permanent impairment was
higher than expected default rates on the underlying finance contracts.   As
a result of this increase and other observations on portfolio performance, current assumptions utilized in current valuations have been adjusted to reflect the higher rates actually experienced. The decrease in gains or losses from securitization transactions is also a result of the Company's current assumptions utilized in evaluating its retained interest in securitized receivables which incorporate higher expected default rates over the life of the securitization trust compared to the levels used in the comparable period a year ago. During the nine month period ended March 31, 1996, the Company also recorded a valuation allowance of $0.6 million on a note receivable from a related party.

    Additionally, the Company's securitization costs increased as a result of the costs associated with issuing warrants to Greenwich
Capital in connection with additional securitizations pursuant to the terms of the Securitization Facility.

   Interest Income. Interest income increased to $21.5 million for the nine months ended March 31, 1997 from $9.7 million for the nine months ended March 31,1996, an increase of $11.8 million or 121.0% primarily as a result of the Company s increased finance contract volume. The Company s weighted monthly average outstanding balance of finance contracts owned increased to $122.4 million for the nine months ended March 31, 1997 from $34.1 million for the nine months ended March 31, 1996, an increase of $88.3 million or 258.9%.
This significant increase in the weighted average outstanding balance is attributed to the Company not securitizing or otherwise disposing of finance contracts acquired in the quarter ended December 31, 1996 until March 1997. The Company also recorded income of $775,000 representing the accretion of dealer discount, net of direct costs of finance contracts held for investment for the nine months ended March 31, 1997. There was no accretion for the corresponding period of the comparable period a year ago as balances held for investment were not material. (Interest income is net of servicing fees paid and earned.)


Operating Expenses
   Operating expenses increased to $39.7 million for the nine months ended March 31, 1997 from $20.2 million for the nine months ended March 31, 1996, an increase of $19.5 million or 96.3%.

   Interest Expense. Interest expense increased to $13.7 million for the nine months ended March 31, 1997 from $7.3 million for the nine months ended March 31, 1996, an increase of $6.4 million or 87.2%, as a result of the increased financing requirements for the increased finance contract balances. The increase in interest expense represents 32.7% of the total increase in operating expenses and is partially attributable to the Companys warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 8.125% to as high as 9.5625% for the nine months ended March 31, 1997 compared to a low of 9.0625% and a high of 10.125% for the nine months ended March 31, 1996. In addition, the Company s monthly average outstanding balance on its warehouse credit facility increased to $153.2 million for the nine months ended March 31, 1997 from $71.7 million for the nine months ended March 31, 1996. This significant increase in the average outstanding balance is attributed to the Company not securitizing or otherwise disposing of the finance contracts acquired in the second quarter ended December 31, 1996 until March 1997. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $34.2 million for the nine months ended March 31, 1997 compared to a monthly outstanding average balance of $18.1 million for the nine months ended March 31, 1996.

   Salaries and Other Employee Costs.
Salaries and other employee costs increased to $9.2 million for the nine months ended March 31, 1997 from $5.8 million for the nine months ended March 31, 1996, an increase of $3.3 million or 56.7%, due to an increase in the number of
employees to approximately 556 (including   71 SST employees) at March 31,
1997 from approximately 320 employees at March 31, 1996. In addition temporary help charges incurred increased to approximately $2.1 million for the nine months ended March 31, 1997 from approximately $222,000 for the nine months ended March 31, 1996, an increase of $1.9 million. Temporary employment agencies, specializing in providing collectors, were utilized in the Company's California collections unit located in Irvine as a screening process for hiring new collectors. The collections unit expanded its operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company. The Company expects continued increases in the number of permanent employees, as well as total salary costs, as it expands its servicing operations of SST. In addition, Salaries and other employee costs for the nine months ended March 31, 1997 includes an adjustment of $611,000 relating to the forfeitures of the deferred portion of contractual bonuses of certain executive officers earned for the year ended June 30, 1996. See "Recent Developments."

   Provision for Credit Losses. The provision for credit losses increased to $8.0 million for the nine months ended March 31, 1997 from $2.5 million for the nine months ended March 31, 1996, an increase of $5.5 million or 218.5%. The Company's provision for credit losses is affected by: (i) the Company's increased acquisition volume of finance contracts; (ii) the Company's decision to discontinue purchasing credit default insurance on its lease originations effective January 1995; (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its finance contract acquisitions (to the extent finance contracts remain uninsured for default, the Company's loss ratio is higher); (iv) the increase in delinquent automobile finance receivables (as discussed below); (v) the change in the Company's historical loss ratios;

(vi) the higher amount of finance contracts and leases owned by the Company at March 31, 1997 ($73.8 million) as compared to March 31, 1996 ($50.5 million); and (vii) the ratio of current finance contracts to total finance contracts at March 31, 1997 (70.6%) compared to March 31, 1996 (72.7%). These changes resulted in a increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid, sold or charged off) to 10.8% at March 31, 1997 from 6.4% at March 31, 1996. The provision for credit losses for the nine months ended March 31, 1997 includes an adjustment for $500,000 for estimated recoveries of sales taxes paid on automobile finance contracts which became delinquent and/or defaulted. Exclusive of this adjustment, the provision for credit losses increased to $8.5 million, an increase of $6.0 million from the nine months ended March 31, 1996. The Company maintains residual value insurance relating to its entire lease portfolio.

   All Other Operating Expenses. All other operating expenses increased to $8.9 million for the nine months ended March 31, 1997 from $4.6 million for the nine
months ended March 31, 1996, an increase of $4.3 million or 94.5%.   The
significant components of the increase in all other operating expenses are increases in office, communications and data services, professional fees and all other general and administrative expenses. Office, communications and data service expenses increased to $2.5 million for the nine months ended March 31, 1997 from $960,000 for the nine months ended March 31, 1996, an increase of $1.6 million (36.5% of the total increase) or 164.7%. These expenses increased due to the Company's increased acquisitions of finance contracts and the upgrade and maintenance of communications equipment at all of its offices. Professional fees increased to $1.2 million for the nine months ended March 31, 1997 from $765,000 for the nine months ended March 31, 1996, an increase of $419,000
(9.7% of the total increase) or 54.7%, primarily due to increased legal fees incurred for defending the Company's ongoing litigation and consulting fees incurred under the Whitehall Financial Group, Inc. consulting agreement of $175,000 with $50,000 in the comparable 1996 period. All other general and administrative expenses increased to $5.2 million for the nine months ended March 31, 1997 from $2.9 million from the comparable 1996 period, an increase of $2.3 million or 81.8%. In general, the Company's general and administrative expenses increased to support the Company's increased finance contract acquisition levels and its collections efforts.

   Income Tax (Benefit) Expense. A net tax benefit of $8.4 million was recorded by the Company for the nine months ended March 31, 1997 which is net of a valuation adjustment of $5.4 million which represents an adjustment to the income tax benefit relating to losses incurred in excess of previously earned income. Exclusive of the valuation adjustment, the Company's tax benefit would have been $13.5 million (an effective tax rate of 42%). A tax expense of $5.0 million was recorded by the Company for the nine months ended March 31, 1996
(an effective tax rate of 44%). The change in effective tax rates is attributed to decreased state and local taxes.

  Net (Loss) Income. The Company recognized a net loss of $24.5 million for the nine months ended March 31, 1997. The net loss resulted from several factors including; (1) a write down of $18.0 million, net of taxes, in retained
interests in securitized receivables;   (2) while in the process of negotiating
the Company's $1.0 billion Purchase Facility, the Company did not sell its loans through its securitization exit strategy and retained the finance contracts on its balance sheet, resulting in no gain from securitization transactions, in the three months ended December 31, 1996, (3) the decrease in gains or losses from securitization transactions is also a result of the Company's current assumptions utilized in evaluating its retained interest in securitized receivables which incorporate higher expected default rates over the life of the securitization trust compared to the levels used in the comparable period a year ago, and (4) a tax benefit related valuation adjustment of $5.4 million taken on losses incurred in excess of previously earned income.

Three Months Ended March 31, 1997 Compared To Three Months Ended March 31, 1996

Revenues
   Revenues increased to $15.6 million for the three months ended March 31, 1997 from $13.1 million for the three months ended March 31, 1996, an increase of $2.5 million or 19.5%.

   Gains or Losses from Securitization Transactions. Gains or losses from securitization transactions decreased to $6.0 million for the three months ended March 31, 1997 from $9.7 million for the three months ended March 31, 1996, a decrease of $3.6 million or 37.7%. The decrease in gains or losses from securitization transactiosn is a result of the Company's current assumptions utilized in evaluating its retained interest in securitized receivables which incorporate higher expected default rates over the life of the securitization trust compared to the levels used in the comparable period a year ago.

Quarterly, the Company revalues its retained interests in secritized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment in the carrying value of these assets. During the three months ended march 31, 1997 and 1996, the Company incurred none and $2.5 million, respectively, of what management believes to be permanent impairment losses on its retained interests in securitized receivables protfolio.


   Interest Income. Interest income increased to $9.3 million for the three months ended March 31, 1997 from $3.3 million for the three months ended March 31, 1996, an increase of $6.1 million or 186.1%. The Company s weighted monthly average outstanding balance of finance contracts owned increased to $203.0 million for the three months ended March 31, 1997 from $35.1 million for the three months ended March 31, 1996, an increase of $204.2 million or 581.8
%. This significant increase in the weighted average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the quarter ended December 31, 1996 until March 1997.
The Company also recorded income of $584,000 representing the accretion of dealer discount, net of direct costs of finance contracts held for investment for the three months ended March 31, 1997. There was no accretion for the corresponding period of the comparable period a year ago as balances held for investment were not material. (Interest income is net of servicing fees paid and earned.)

Operating Expenses
   Operating expenses increased to $16.4 million for the three months ended March 31, 1997 from $8.5 million for the three months ended March 31, 1996, an increase of $7.8 million or 91.5 %.

   Interest Expense. Interest expense increased to $6.4 million for the three months ended March 31, 1997 from $2.7 million for the three months ended March 31, 1996, an increase of $3.7 million or 136.7%. The increase in interest expense represents 47.6% of the total increase in operating expenses and is partially attributable to the Company s warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 8.125% to as high as 9.5% for the three months ended March 31, 1997 compared to a low of 9.0625% and a high of 9.6875% for the three months ended March 31, 1996. In addition, the Company s monthly average outstanding balance on its warehouse credit facility increased to $193.6 million for the three months ended March 31, 1997 from $67.8 million for the three months ended March 31, 1996.
This significant increase in the average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the quarter ended December 31, 1996 until the quarter ended March

31, 1997. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $38.1 million for the three months ended March 31, 1997 compared to a monthly outstanding average balance of $22.9 million for the three months ended March 31, 1996.

   Salaries and Other Employee Costs.
Salaries and other employee costs increasedto $5.0 million for the three months ended March 31, 1997 from $2.5 million for the three months ended March 31, 1996, an increase of $2.5 million or 100.3%. The number of employees increased to approximately 556 (including 71 SST employees) at March 31, 1997, from approximately 320 employees at March 31, 1996. Temporary help charges incurred increased to $820,000 for the three months ended March 31, 1997 from $133,000 for the three months ended March 31, 1996, an increase of $687,000. Temporary employment agencies, specializing in providing collectors, were increasingly utilized in the Company's California collections unit located in Irvine as a screening process for hiring new collectors. The collections unit expanded its operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company. The Company expects continued increases in the number of permanent employees, as well as total salary costs, as it expands its servicing operations of SST. See "Recent Developments".

   Provision for Credit Losses. The provision for credit losses increased to $1.40 million for the three months ended March 31, 1997 from $1.38 million for the three months ended March 31, 1996, an increase of $0.02 million or 1.2%. The Company's provision for credit losses is affected by: (i) the Company's acquisition volume of finance contracts; (ii) the Company's decision to discontinue purchasing credit default insurance on its lease originations effective January 1995; (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its finance contract acquisitions (to the extent finance contracts remain uninsured for default, the Company's loss ratio is higher); (iv) he increase in delinquent automobile finance receivables (as discussed below); (v) a change in the Company's historical loss ratios; (vi) the higher amount of finance contracts and leases owned by the Company at March 31, 1997 ($73.8 million) as compared to March 31, 1996 ($50.5 million); and (vii) the ratio of current finance contracts to total finance contracts at March 31, 1997 (70.6%) compared to
March 31, 1996 (72.7%). These changes resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid, sold or charged off) to 10.8% at March 31, 1997 from 6.4 at March 31, 1996.
The Company maintains residual value insurance relating to its entire lease portfolio.

   All Other Operating Expenses. All other operating expenses increased to $3.5 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996, an increase of $1.6 million or 81.1%.
The significant components of the increase in all other operating expenses are increases in office, communications and data services and all other general and administrative expenses. Office, communications and data service expenses increased to $1.3 million for the three months ended March 31, 1996 from $416,000 for the three months ended March 31, 1996, an increase of $925,000 (60.2% of the increase) or 222.3%. These expenses increased due to the Company's increased volume of applications processed and the upgrade and maintenance of communications equipment at all of its offices. All other general and administrative expenses increased to $2.2 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996, an increase of $0.6 million or 42.4%. In general, the Company's general and administrative expenses increased to support the Company's increased volume of applications processed.

    Income Tax (Benefit) Expense. A net tax benefit of $ 0.3 million was recorded by the Company for the three months ended March 31, 1997 which was offset with a corresponding valuation adjustment for $0.3 million. The balance of the valuation adjustment account at March 31, 1997 is $5.4 million which represents an adjustment to income tax benefits relating to previously recorded losses incurred in excess of previously earned income. A tax expense of $2.0 million was recorded by the Company for the three months ended March 31, 1996 (an effective tax rate of 44.0%). The change in effective tax rates is attributed to decreased state and local taxes.
                                   - 17 -

   Net (Loss) Income. The Company recognized a net loss of $765,000 for the three months ended March 31, 1997 compared to net income of $2.5 million for the three months ended March 31, 1996. The net loss resulted from the following: (1) a decrease in gains or losses from securitization transactions as a result of the Company's current assumptions utilized in evaluating its retained interest in securitized receivables incorporating higher expected default rates over the life of the securitization trust compared to the levels used in the comparable period a year ago, and (2) a tax benefit related valuation adjustment of $0.3 million taken on losses incurred in excess of previously earned income.

Financial Condition

   Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment (including vehicles held for repossession) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

   Automobile finance receivables, net of allowance for credit losses, increased to $64.5 million at March 31, 1997 from $41.1 million at June 30, 1996, an increase of $23.5 million or 57.2 %. Finance contracts held for sale increased to $30.3 million at March 31, 1997 from $12.9 million at June 30, 1996 an increase of $17.4 million or 134.9%. Finance contracts held for investment increased to $21.4 million at March 31, 1997 from $11.4 million at June 30, 1996, an increase of $10.0 million or 87.7%. Additionally, the increase in finance contracts held for investment was offset by an increase in the allowance for credit losses to $6.2 million at March 31, 1997 from $3.1 million at June 30, 1996 and a decrease in automobile leases held for investment to $12.8 million at March 31, 1997 from $19.8 million at June 30, 1996, a decrease of $7.0 million or 35.4%, primarily due to amortization and write-offs. As of March 31, 1997, approximately $12.2 million of finance contracts held for investment were in the repossession process.

   The number and principal balance of finance contracts held are largely dependent upon the timing and size of the Company's securitizations. The terms under the Company's Purchase Facility, provide the Company with a monthly securitization strategy.

   Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:

                               Nine Months    Three Months
                                  Ended          Ended
                                March  31,     March 31,   Year Ended June 30,
                                  1997           1997             1996
                                         (dollars in thousands)

Beginning balance. .            $70,243        $52,717           $23,985
Additions. . . . . .             14,738            208            56,749
Amortization . . . .             (1,362)          (306)           (2,991)
Write downs. . . . .            (31,000)             -            (7,500)
                                --------        -------          --------
Ending balance . . .            $52,619        $52,619           $70,243
                                ========       =======           ========

  On a quarterly basis, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment losses in the carrying value of these assets. During the nine month period ended March 31, 1997, the Company experienced an increase in its default rates from the rates utilized in the valuation at June 30, 1996 resulting in a $31.0 million write down in the carrying value of its retained interests in securitized receivables. This write down was in accordance with the Company's policy, since the actual experience differed adversely from the original assumptions utilized or from its prior valuation.
                                - 18 -

Delinquency Experience

        The following table reflects the delinquency experience of all finance contracts acquired, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:


                                   Finance Contract Portfolio at:

                            March 31,          December 31,        September 30,         June 30,
                              1997                1996                  1996               1996
                                             (dollars in thousands)
Principal balance
outstanding(1) .            $783,757            $759,304             $645,551            $500,694
Number of finance
contracts outstanding (1).    71,884              67,950               57,404              44,600
Delinquent loans
 31-59 days. . .             $50,937  6.50%      $63,744   8.4%       $46,145   7.2%      $33,625    6.7%
 60-89 days  . .              13,186  1.68%       16,461   2.2%        13,157   2.0%        9,172    1.8%
 90 days and over.             2,418  0.31%        3,959   0.5%         3,340   0.5%        2,054    0.4%
                               -----  -----       ------   ----        ------   ----        -----
  Total. . . . .              66,542  8.49%       84,164  11.1%        62,642   9.7%       44,851    8.9%
Finance contracts in
repossession or bankruptcy(2) 56,256  7.18%       56,445   7.4%        40,048   6.2%       21,022    4.2%
  Grand Total               $122,798 15.67%     $140,609  18.5%      $102,690  15.9%      $65,874   13.1%
                            ======== ======     ========  =====      ========  =====      =======

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

     The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:


                                           Nine Months     Six Months        Three Months     Year Ended
                                          Ended Mar. 31   Ended Dec. 31,    Ended Sept. 30,     June 30,
                                              1997             1996               1996            1996
                                                               (dollars in thousands)
Average principal balance outstanding(1)..  $731,126         $660,084          $617,400         $333,183
Balance of finance contracts at the time of
repossession..............................   101,221           55,893            20,080           40,258
Number of repossessions(2)................     8,736            4,875             1,759            3,494
Repossession ratio (3)....................     18.5%            16.9%             13.0%            13.0%
Default balance of fully liquidated
 vehicles.................................   $62,051          $43,078           $19,942          $15,920
Proceeds from liquidation, net of
repossession costs........................    26,515           18,679             9,167            7,964
Gross charge offs(4)......................    35,537           24,399            10,775            7,956
Credit default insurance proceeds (5).....     9,477            7,469             4,076            4,092
Net charge offs (6).......................    26,060           16,930             6,699            3,864
Net charge offs as a percentage of
liquidations(7)(8)........................     42.0%            39.3%             33.6%            24.3%
Net charge offs as a percentage of average
 principal balance outstanding............      3.6%             2.6%              1.1%             1.2%

<F1>
(1) Arithmetic mean of beginning and ending outstanding principal balance of all finance contracts acquired including those previously sold in securitization transactions.
<F2>
(2) Number of vehicles which have been repossessed and its notice of intent to liquidate ("NOI") has expired.
<F3>
(3) Balance of finance contracts at the time of repossession divided by average principal balance outstanding during the period, annualized for the periods presented.
<F4>
(4) Gross charge offs equals the aggregate balance of finance contracts liquidated, including those previously sold in securitization transactions, less all recoveries from the sale of the financed vehicles. Repossession and liquidation expenses are included in gross charge offs.
<F5>
(5) Since August 1995, the Company no longer deposits money to a segregated account from which losses incurred under a policy would be paid.
<F6>
(6) Net charge offs are gross charge offs reduced by credit default insurance proceeds received relating to the defaulted finance contracts.
<F7>
(7) Net charge off amount divided by the aggregate balance of finance contracts relating to vehicles liquidated.
<F8>
(8) A portion of the Company's managed finance contract portfolio is not insured under its credit default insurance policies (approximately $151.6 million at March 31, 1997). Under the structured sale (primarily, Aegis Auto Owner's Trust 1995) the Company was not required to purchase risk default insurance. Net losses for these receivables are therefore significantly higher than those insured by a credit risk insurance policy.


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

  If the rate of the Company's finance contract acquisition volume escalates, an increasingly greater portion of the Company's finance contract portfolio is expected to fall into the "seasoning period" described above, which may cause a rise in the overall finance contract portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature finance contracts (with lower delinquency and default rates) is sufficient to offset the total finance contract portfolio delinquency and default rates.

   Because of the Company's limited operating history and the rapid growth of its finance contract acquisitions, a significant portion of its finance contract portfolio is unseasoned. Accordingly, delinquency and loss rates in the portfolio may not be indicative of rates the Company may experience over time. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability.
                               - 20 -

   The Company believes delinquencies and losses can be mitigated through an in-house collection program. Accordingly, in January 1997, the Company's wholly owned subsidiary, SST, began its operations as the Company's loan servicing center. Initially, SST will be fully responsible for all servicing aspects of the Company's new finance contracts acquired. Ultimately, SST will be servicing substantially all of the Company's managed portfolio. As of late May 1997, SST will be servicing approximately $601.1 million of finance contracts acquired by the Company. Additionally, the Company responded to the increased rates of delinquencies and losses in the fiscal year ended June 30, 1995 by entering into a sub-servicing agreement with its third-party servicer in April 1995, providing for the transfer of specific collection functions to the Company. Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio (including securitized finance contracts) at such time. The Company continues to devote its resources to servicing its own finance contracts acquired in an effort to decrease and ultimately stabilize its rates of delinquencies, repossessions and defaults and believes that having full control over the entire servicing process coupled with changes in its underwriting guidelines made in January 1997, should assist it in meeting its overall objectives.

Repossession Experience - Static Pool
Analysis

   The Company's finance contract portfolio is continuing to grow. The Company does not record its provision for credit losses based on a percentage of the Company's finance contract portfolio outstanding because percentages can be favorably affected by large balances of recently acquired finance contracts. The Company utilizes actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis. The Company s goal is to complete the liquidation process as quickly as possible. All repossessed vehicles are sold at wholesale auction. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims.

   The following table provides static pool information regarding the Company's rated securitization transactions as of March 31, 1997:


                                                                          Gross Loss
                                                              Cumulative     per      Gross Loss  NetLoss
                                                  Percentage  Repossession Default       Pool,      Pool
                 Issuance     Original   Current  of Original  Frequency   Contract   Cumulative Cumulative,
                   Date        Amount     Amount   Amount (1)   (1)(2)      (1)(3)    (1)(3)(4)    (1)(5)
                                    (dollars in thousands)
Aegis Auto Receivable Trust
Series 1994-A.    Jun-94       $18,539    $3,385     18.26%     19.36%      50.07%       9.25%     3.65%
Aegis Auto Receivable Trust
Series 1994-2.    Sep-94       $23,251     5,715     24.58      21.83       52.06       10.30      3.97
Aegis Auto Receivable Trust
Series 1994-3.    Dec-94        21,000     6,209     29.57      21.64       52.49        9.96      4.99
Aegis Auto Receivable Trust
Series 1995-1.    Mar-95        21,000     7,563     36.01      23.86       53.48       10.83      5.94
Aegis Auto Receivable Trust
Series 1995-2.    Jun-95        54,000    22,578     41.81      24.21       53.61       10.57      6.29
Aegis Auto Receivable Trust
Series 1995-3.    Sep-95        60,000    29,161     48.60      23.58       56.19       10.70      9.73
Aegis Auto Receivable Trust
Series 1995-4.    Dec-95        70,000    38,119     54.46      24.15       55.47        7.10      1.18
Aegis Auto Receivable Trust
Series 1996-1.    Mar-96        92,000    62,164     67.57      19.33       53.93        2.97      0.61
Aegis Auto Receivable Trust
Series 1996-2.    Jun-96       105,000    79,876     76.07      15.58       58.39        2.02      2.02
Aegis Auto Receivable Trust
Series 1996-3.    Sep-96       110,000    91,925     83.57      10.28       54.08        0.44      0.44
Aegis Auto Owners Trust
1995-A . . .  Dec-95 - Oct-96  148,347   103,599     69.84      10.51       57.76        4.08      4.07

Total Managed Portfolio. .  $1,110,007  $829,627     74.74%     13.64%      54.65        4.27%     2.77%

<F1>
(1)Data computed from trustee reports of April 1997 reflecting servicer data of March 31, 1997 and from Company s records as of March 31, 1997.
<F2>
(2) Cumulative Repossession Frequency reflects the total dollar volume of financecontracts that have been liquidated, or are in the liquidation process (but in any event can no longer be reinstated), as a percentage of the original pool balance.
<F3>
(3) Receivable gross losses are calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance, net of repossession and liquidation costs, as a percentage of the defaulted receivable balance.
<F4>
(4) Calculated as the receivable gross losses for the pool as a percentage of the original pool balance.
<F5>
(5) Net loss is calculated as the receivable gross losses for the pool less proceeds received from credit default insurance, as a percentage of the original pool balance.

Liquidity and Capital Resources

 The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts, (ii) cash held from time to time in restricted spread accounts to support securitizations and (iii) other securitization expenses. The Company also uses material amounts of cash for operating expenses and debt service. The Company has operated on a negative operating cash flow basis and expects to continue to do so . The
Company has funded these negative operating cash flows principally through borrowings from financial institutions and sales of equity securities, among other resources. However, there can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to fund future growth. If these resources are not available on terms acceptable to the Company, the Company may have to curtail its finance contract acquisition volume levels.

 The Company's external capital resources primarily consist of its $50.0 million Warehouse Line the Company's $1.0 billion Purchase
Facility. When the Company securitizes finance contracts through its Purchase Facility, it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitization, making such portion available for future borrowing. The quarter ended December 31, 1996 was the first quarter since June 30, 1994 the Company was unable to meet its objective of securitizing its loan acquisitions at least quarterly. This event was due to the Company negotiating its $1.0 billion Purchase Facility. Other factors that impacted the Company's decision to not securitize its finance contracts in the quarter ended December 31, 1996 were due to the changes occurring in the securitization market as a result of the overall industry developments as well as the increased delinquency and default rates experienced by the Company. These changes made securitizations more expensive, required more chas for credit enhancements thus making this strategy less attractive and more difficulr for the Company. The terms under the Purchase Facility provide the Company with a semi-monthly securitization strategy. The Company completed its first securitization in March 1997 in the amount of $238.7 million and expects to securitize at least monthly thereafter. There can be no assurances that These transactions will be completed. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets. In addition, the Company has been able to borrow against its retained interests in securitized receivables to increase liquidity. The Company ceased the funding of leases in the first quarter of fiscal 1996.



 The following table sets forth the major components of the decrease in cash and cash equivalents for the periods shown:

                                                 Nine Months Ended March 31,
                                                   1997             1996
                                                     (dollars in thousands)
Net cash used in operating activities(1)......   $(35,997)         $(10,601)
Net cash used in investing activities.........     (4,816)             (596)
Net cash  provided by.........................
  financing activities(2).                         39,421             11,009
                                                 --------            -------
Net decrease in cash and cash
  equivalents.................................    $(1,392)            $(188)

<F1>                                           ==========           ========
(1) Includes net cash used in acquisition of automobile finance contracts of $31,445 in the nine months ended March 31, 1997, and $9,390 in the nine months ended March 31, 1996.
<F2>
(2) Includes net cash provided by (used in) warehouse credit facilities of $3,625 in the nine months ended March 31, 1997, and $(8,216) in the nine months ended March 31, 1996.

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

      A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which are expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due investors in the securitizations. These amounts were $12.3 million and $37.8 million for the nine months ended March 31, 1997 and 1996, respectively. During the nine months ended March 31, 1997 and 1996, the Company received cash proceeds of $1.4 million and $2.2 million respectively, from its retained interests in securitized receivables which were utilized in meeting its debt repayment requirements under the related financing agreements.


      Other non-cash adjustments include depreciation and amortization, which amounted to $847,000 and $590,000 for the nine months ended March 31, 1997 and 1996, respectively; and provision for credit losses, which amounted to $8.0 million for the nine months ended March 31, 1997 and $2.5 million for the nine months ended March 31, 1996. The Company also incurred non-cash charges of none and $4.0 million respectively, for the nine months ended March 31, 1997 and 1996, for write downs on retained interests in securitized receivables.
For the nine months ended March 31, 1997, the Company also recorded a valuation allowance of $0.6 million on a note receivable from related party.

      To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $48.3 million for the nine months ended March 31, 1997 and $21.6 million for the nine months ended March 31, 1996, secured by retained interests in securitized receivables created in the Company's finance contract securitizations and all assets of the Company not otherwise encumbered. Principal repayments under the notes payable are made from the Company's proceeds received from pay downs on retained interests in securitized receivables, which amounted to $1.4 million for the nine months ended March 31, 1997 and $2.2 million for the comparable 1996 period. As each securitization transaction becomes seasoned, it experiences a period of higher incidence of default and loss, resulting in repayments on the notes payable which are secured by the allocable retained interests in securitized receivables. The Company made principal payments of $15.8 million and $8.6 million in excess of cash distributions received from the underlying collateral during the nine months ended March 31, 1997 and 1996, respectively. Since November 1996, the Company has not made any of the required payments under the borrowing base calculations under the note payable secured by these assets. The Company has renegotiated the payment terms under this obligation which provides the Company with more liquidity as it relates to the repayment requirements under this financing line. The new terms provide for payment as cash proceeds are received from the underlying trusts on a dollar for dollar basis as well as any excess cash from the Company's operating activities, for a term not to exceed four years. The Company will use $13.1 million of the proceeds from the closing of the Debenture to pay down these notes to approximately $20.0 million. (See "Recent Developments")

      The Company's cash flows and results of operations may be affected adversely in the near term by rising interest rates, since not all costs of funds, which under the Company's warehouse credit facilities are at floating rates of interest, can be immediately passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates would result in a decrease in the Company s net spreads on securitization transactions thereby decreasing projected cash flows from future retained interests in securitized receivables. Furthermore, the Companys discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations. The Company has a hedging policy which seeks to limit the risks associated with changes in interest rates, which it has not had the need to use to date.

      In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the trust as a form of credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the nine months ended March 31, 1997 and 1996, the Company received $1.4 million and $2.2 million, respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable trust. In addition, certain of the Agreements required the Company to deposit additional cash into the trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the nine months ended March 31, 1997 and 1996, the Company paid additional cash contributions to certain Reserve Funds of $2.4 million and $2.3 million, respectively. The Company has fulfilled its commitments relating tho this type of obligation.

      As disclosed in the Company's December 31, 1996 10-Q filed on February 14, 1997, the Company reached an agreement with a group of funds and financial institutions, including its existing warehouse lender, for a multi-structured finance facility (the "Purchase Facility"). The Purchase Facility includes a commitment for the purchase of $350.0 million of subordinated Class B trust certificates which will support the issuance by the Company of $650.0 million of senior Class A trust certificates for a total of $1.0 billion. The Purchase Facility's terms provide for the private sale of up to $650.0 million of senior Class A Grantor Trust Certificates and up to $350.0 million of subordinate Class B Grantor Trust Certificates. The Certificates are backed by the Company's finance contracts and are unrated. The Purchase Facility is supported by a $50.0 million warehouse line. The Purchase Facility provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold into the Facility on a bi-weekly basis. These facilities closed in March 1997.

      The Company's warehouse credit facility with III Finance Ltd. for automobile finance contracts was initially amended during the nine months ended March 31, 1997 to provide the Company with borrowing limits of the lesser of $300 million (less amounts outstanding under the Company's lease warehouse credit facility with III Finance Ltd. described below and its retained interests in securitized receivables financing) or the sum of (A) 100% of the outstanding principal amount of performing, insured, finance contracts and
(B) the lesser of 90% of the outstanding principal amount of delinquent finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. As of March 31, 1997, the Company had no borrowings available through the warehouse credit facility arrangements with III Finance. The Company also had warehouse credit facility for originating its lease transactions, which provided the Company with a $50.0 million credit line on substantially the same terms as the automobile finance contract facility. These facilities were secured primarily by the Company's finance contract receivables. Interest accrued for the first $50.0 million of funding of finance contracts at the rate of the one-month LIBOR plus 4.0%, adjusted monthly and for any outstanding balance in excess of $50 million, at the rate of the one-month LIBOR plus 2.75%, adjusted monthly. Under thes warehouse credit facilities, principal payments were made monthly to the extent of principal payments received on the underlying collateral, and interest payments were made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. The Company was able to continue to borrow under these warehouse credit facilities so long as it complied with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company was required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days. Upon the closing of the Facility, the auto loan warehouse facility was replaced with a $50.0 million line expiring four years from the closing date and the lease warehouse credit facility was reduced to the amount then outstanding (approximately $8.7 million as of May 6, 1997) and expires in November 1997. In addition, the Company has a $50.0 million warehouse credit facility with III Finance dedicated to the purchase of HUD Title I Loans which the Company does not anticipate utilizing at this time.

      In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital for $100.0 million, which provided the Company with additional flexibility to purchase greater volumes of finance contracts or warehouse finance contracts for longer periods. The facility was secured primarily by the Company's finance contracts and accrued interest at the rate of the one-month LIBOR plus 3.0%, adjusted monthly. Principal payments were made to the extent that principal was paid on the underlying collateral, and were required to be made if the underlying collateral did not meet certain
specified conditions.   Prepayment of principal was not permitted, except in
connection with securitization transactions and whole loan sales. The Company's ability to borrow under this facility was curtailed in the quarter ended
March 31, 1997. In addition to the warehouse financing, the Company also secured a one-year $5.0 million revolving credit facility (with a nine-month renewal option) from Greenwich Capital (which the Company borrowed during the nine month period ended March 31, 1997) and a one-year commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million were completed as of March 31, 1997 pursuant to this commitment. In connection with these facilities, the Company granted warrants to Greenwich Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share (subject to adjustment as defined in the agreement). The warehouse credit facility was for a one year term with a one year renewal option.
In October 1996, as a result of credit deterioration in the Company's finance contract portfolio, the Company experienced a Portfolio Event as such term is defined in and contemplated by both the warehouse credit facility and the revolving credit facility. As a result, Greenwich Capital, at its discretion, may terminate its commitment to the Company under either facility, and may accelerate the repayment of any outstanding balance under each facility ($5.0 million, as of the date hereof) which would then become immediately due and payable. These facilities are currently being restructured. (See Recent Developments).

      In the quarters ended June 1994, September 1994, December 1994, March 1995, June 1995, September 1995, December 1995, March 1996, June 1996, September 1996, December 1996 and March 1997 the Company securitized approximately $18.5 million, $23.3 million, $21.0 million, $21.0 million, $54.0 million, $60.0 million, $85.4 million, $130.1 million, $149.3 million, $173.3 million, $4.9 million and $238.7 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities.
In some securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold, in the form of whole finance contract sales, approximately $35.1 million of automobile finance contracts as of March 31, 1997 and used part of the proceeds to pay down borrowings under its warehouse credit facilities.

      In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through Rothschild, Inc. Through March 31, 1997, the Company sold approximately $148.4 million of automobile receivables into this facility. This facility required the Company to directly sell between $8.0 million and $15.0 million of finance contracts per month for a fifteen-month funding period subsequent to the initial funding date. In October 1996, the Company experienced the occurrence of certain performance-related events within this facility. As a result, under the terms of the facility (i) the Company was required to cease future funding to this facility and (ii) the amount of the required reserve has been increased and the facility will capture all payments otherwise due to the Company with respect to its retained interest in excess spread cash flows until the required reserve is filled. As a result, the Company will not receive any excess spread cash flows from this facility for some time. Additionally, MBIA Insurance Corporation ("MBIA"), a guarantor of principal and interest to the Class A note holders under this facility, retains the right at any time to require early amortization of the Class A notes from cash flows generated by the collateral sold into the facility.
If MBIA chooses to require early amortization, the event could have an additional material adverse affect on cash flows available to the Company and on the valuation of the retained interest in securitized receivables carried on the books of the Company relating to this facility.

      In February 1996, the Company issued 920 shares for $9,200,000 of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act. The Preferred Stock is convertible into Common Stock at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8.0% annual dividend payable in Common Stock at the time of conversion. Any outstanding shares of Preferred Stock will automatically convert into Common Stock on the third anniversary of its issuance. As of March 31, 1997, the Company redeemed 88 shares of Preferred Stock for $1.1 million and converted 726 shares of Preferred Stock into 1,602,009 shares of Common Stock and had 106 shares of Preferred Shares outstanding.

Recent Developments

      The Company has reached an agreement in principal for the sale of $21.3 million of subordinated debentures (the "Debenture").  The Debenture will be purchased for $20.0 million and will be convertible into 8% non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to $2.0 per common share. The Debenture will have a term of seven years and carry a coupon rate of twelve percent (12%) per annum. Approximately $14.1 million of the proceeds of the Debenture will be utilized to repay existing debt. The Debenture and the Preferred Shares, into which the Debenture is convertible, are redeemable at anytime by the Company for cash or by the holder for cash; however, if the redemption is requested by the holder, the Company at its election may pay the redemption price in the form of common stock. In the event the Debentures are redeemed for any reason, in addition to the redemption price, warrants shall be issued to the holder which are exercisable for that number of Preferred Shares into which the redeemed Debentures were convertible. If Preferred Shares are redeemed at the option of the Company, the Company must issue to the holder warrants to acquire an equivalent number of shares of common stock at an aggregate purchase price equal to the redemption price paid by the Company. All warrants will expire at the original stated maturity date of the Debenture.

      The Company has reached an agreement in principal with Greenwich
Capital regarding the restructure of its $5.0 million revolving credit facility. Under the terms of the agreement, the Company will use $1.0 million of the proceeds from the sale of Debenture, as described above, to pay down the $5.0 million balance to $4.0 million. The Company will repay $2.0 million of the adjusted balance under the revolving credit facility proportionately (pari passu) with principal payments made on the balances of the Debentures and certain notes payable aggregating $41.3 million. The term of the loan was extended for four years from the date of closing of the Debenture and the interest rate decreased to 12.0% per annum, payable monthly. Early repayment for the other $2.0 million under the revolving credit facility is permitted if Greenwich provides auto loan servicing to the Company as defined thereunder. Additional terms of the agreement provide for lowering the strike price on warrants issued to them by the Company from $6.50 to as low as $4.00, contingent on achieving certain levels of auto loan servicing placed by Greenwich with the Company.

      The Executive Officers' employment contracts are currently being reviewed by the Compensation Committee of the Board of Directors. Discussions are taking place between the Compensation Committee and the respective officers regarding a restructuring of certain contractual provisions including but not limited to the bonus structure, term and base compensation.]

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS.
The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options, stock warrnats, and convertible preferred Series C stock. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). Under the provisions of FAS 128, basic EPS would have been (0.05) and $0.18 for the quarter of ended March 1, 1997 and 1996, respecitvely and (1.52) and $0.47 for the nine months ended March 31, 1997 and 1996, respectively. Diluted EPS would have been the same as the reported amounts.

     In conjunction with the full implementation of the Company's cost cutting plan, management believes that cash flows from operations (including
SST),the Purchase Facility, and its warehouse credit facility along with proceeds it expects to receive from the Debenture should be adequate to support its current and near-term funding and operations needs at current levels. The Company is currently in the process of closing the Debenture and restructuring the Greenwich credit facilities. The Company believes these transactions will close within the next 30 days. If the Company is not successful in closing these transactions or implementing its cost cutting plan, it will have to materially curtail its operations.
Inflation

     While inflation has not had a material impact upon the Companys results of operations, there can be no assurance that the Company's business will not be affected by inflation in the future. Increases in the inflation rate generally result in increased interest rates and can be expected to result in increases in the Company's operating expenses. As the Company borrows funds at variable rates and generally acquires finance contracts at an average interest rate of approximately 20.2%, increased interest rates will increase the borrowing costs of the Company, and such increased borrowing costs may not be offset by increases in the interest rates with respect to finance contracts acquired.

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

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

   A complaint was filed in April 1996 by Star Holdings, Inc. d/b/a/ The Sloane Organization against the Company in the United States District Court for the Southern District of New York, captioned Star Holdings, Inc. d/b/a The Sloane Organization vs. Aegis Consumer Funding Group Inc., alleging that it was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996; On Januray 8, 1997, the United States District Court for the Southern District of New York denied Plaintiffs Attachment Motion and its cross motion for partial summary judgement. The Company's Motion to Dismiss has been granted with respect to certain claims for relief made by the Plaintiff. In accordance with the procedures set by the court, both parties have submitted their direct cases in writing and the remainder of the trial is set for late May 1997.
The Company believes it has meritorious defenses to the remaing allegations in the Complaint and the Amended Complaint and intends to defent the matter vigorously.

In September 1996, an action was brought in the United States District
Court for the Middle Dstrict of the State of Louisiana on behalf of putative class defined as persons who hold installment contracts originated by and/or negotiated to Chase Bank, N.A., ("Chase") and Aegis Auto Finance, Inc. ("Aegis")



and their Louisiana affiliates with respect to vehicle purchases made from a specific Louisiana dealer. Plaintiffs assert claims for compensatory and punitive damages under the Federal Truth-in-Lending Act ("TILA") and Louisiana state law based on the allegation that certain taxes and state fees were improperly included in the "amount financed" section of the contract thus causing the disclosed "annual percentage rate" under the relevant contracts to be misstated by a small actionable amount. Chase and Aegis have moved to dismiss the complaint for failure to state a claim. The motion is being briefed and will be submitted to the court this summer. Counsel advises that there is substantial support Aegis' position on the motion. No significant factual discovery has taken place. The Company believes that the allegatins as set forth in the complaint are without legal or factual merit and intends to defend the matter vigorously.

Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities -Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders - None
Item 5.   Other Information:-  None

                                                              Page
Exhibit No.                    Description                     No.
10.103.A   FIRST MODIFICATION OF PURCHASE AGREEMENT
           dated as of March 20, 1997, by and between AEGIS
           AUTO FINANCE, INC. as Seller and ENTERPRISE
           NATIONAL BANK OF PALM BEACH as Purchaser..............
10.103.1A  MODIFICATION OF ADDENDUM TO MASTER SERVICING
           AGREEMENT dated as of March 20, 1997, by
           and among AMERICAN LENDERS FACILITIES, INC.
           as Servicer, AEGIS CONSUMER FINANCE, INC., AEGIS
           AUTO FINANCE, INC. as Seller and ENTERPRISE NATIONAL
           BANK OF PALM BEACH as Purchaser.......................
10.104     MASTER TRUST AGREEMENT dated as of March 1, 1997,
           by and among AEGIS AUTO FUNDING CORP. IV, NORWEST
           BANK MINNESOTA, NATIONAL ASSOCIATION as Backup Servicer, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee with respect to the Aegis
           Auto Receivables Trusts...............................
10.104.1   MASTER PURCHASE AGREEMENT dated as of March 1, 1997,
           by and between AEGIS AUTO FINANCE, INC. as Borrower
           and AEGIS AUTO FUNDING CORP. IV.......................
10.104.2 MASTER SERVICING AGREEMENT dated as of March 1, 1997, by and among AEGIS AUTO FUNDING CORP. IV, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Backup Servicer
           and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as
           Trustee...............................................
10.104.3 POOLING AND SERVICING AGREEMENT dated as of March 1, 1997, by and among AEGIS AUTO FUNDING CORP. IV., NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as
           Trustee and Backup Servicer...........................
10.104.4   MASTER CERTIFICATE PURCHASE AGREEMENT dated as of
           March 14, 1997, by and among AEGIS AUTO FUNDING CORP. IV THE AEGIS CONSUMER FUNDING GROUP, INC., and III FINANCE LTD., III GLOBAL LTD. and III LIMITED
           PARTNERSHIP, collectively, as Purchasers..............
10.104.5 POOLING AND SERVICING AGREEMENT dated as of April 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK MINNESOTA, NATIONAL
           ASSOCIATION, as Trustee and Backup Servicer...........
10.104.6   SUPPLEMENTAL CONVEYANCE  dated as of April 16, 1997,
           by AEGIS AUTO FINANCE, INC. to AEGIS AUTO FUNDING CORP.
           IV, as Purchaser......................................
10.104.7   PROMISSORY NOTE dated as of April 16, 1997, executed
           by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of
           AEGIS  AUTO FUNDING CORP. IV..........................
10.104.8 POOLING AND SERVICING dated as of May 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.
10.104.9   PROMISSORY NOTE dated as of May 12, 1997, executed
           by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor
           of AEGIS AUTO FUNDING CORP. IV.
10.104.10  SUPPLEMENTAL CANVEYANCE dated as May 12, 1997,
           executed by AEGIS AURO FINANCE, INC. to AEGIS AUTO FUNDING CORP. IV, as Purchaser.
10.105 LOAN AND SECURITY AGREEMENT dated as of March 14, 1997, by and among AEGIS AUTO FINANCE, INC. as Borrower,
           III FINANCE LTD. and III GLOBAL LTD., collectively
           as Lenders
10.105.1   PROMISSORY NOTE dated as of March 14, 1997,
           executed by AEGIS AUTO FINANCE, INC. in favor of
           III FINANCE LTD.......................................
10.105.2   PROMISSORY NOTE dated as of March 14, 1997,
           executed by AEGIS AUTO FINANCE, INC. in favor of
           III GLOBAL LTD.........................................
10.105.3 GUARANTY dated as of March 14, 1997, executed by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of III
           FINANCE LTD. and III GLOBAL LTD........................
10.105.4   PLEDGE AGREEMENT dated as of March 14,1997, executed
           by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of
           III FINANCE LTD. and III GLOBAL LTD....................
10.105.5 PLEDGE AGREEMENT dated as of March 14, 1997, executed by AEGIS CONSUMER FINANCE, INC. in favor of III
           FINANCE LTD. and III GLOBAL LTD........................
10.105.6 PLEDGE AGREEMENT dated as of March 14, 1997, executed by AEGIS CAPITAL MARKETS, INC.(d/b/a MARKETS) in favor of III FINANCE LTD. AND III GLOBAL LTD...........
10.105.7 RETAINED YIELD PLEDGE AGREEMENT dated as of March 14, 1997, executed by AEGIS AUTO FINANCE, INC. in favor of
           III FINANCE LTD........................................
10.105.8 AMENDMENT NO. 6 dated as of March 12, 1997, by and among AEGIS ACCEPTANCE CORP., AEGIS CONSUMER FINANCE, INC. and III FINANCE LTD. to the LOAN AND SECURITY AGREEMENT dated as of February 28, 1994.
10.105.9 SECURITY AGREEMENT dated as of March 14, 1997, by and between AEGIS ACCEPTANCE CORP. and AEGIS CONSUMER FINANCE INC., as grantors and III FINANCE LTD. and
           III GLOBAL LTD. and GLOBAL LTD., as Secured Parties
10.105.10 MASTER AMENDMENT TO LOAN AND SECURITY AGREEMENT dated as of March 19, 1997 by and between AEGIS
           CONSUMER FINANCE, INC. and AEGIS AUTO FINANCE, INC.,
           as Borrowers and III FINANCE LTD., as Lender and
           an ASSIGNMENT AGREEMENT dated as of March 19, 1997
           by and among AEGIS CAPITAL MARKETS, AEGIS ACCEPTANCE CORP. AND AEGIS AUTO FINANCE, INC.
10.106     SERVICING AGREEMENT dated as of January 3, 1997,
           by and between SYSTEMS & SERVICES TECHNOLOGIES, INC.
           and AEGIS CONSUMER FINANCE, INC........................
10.107 TERM SHEET dated as April 25, 1997, by and among GREENWICH CAPITAL MARKETS, AEGIS CONSUMER FUNDING GROUP, INC. and III FINANCE LTD.


27         Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.





                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  May 15, 1997 By: /s/  Dina L. Penepent
                        -----------------------------------
                        Dina L. Penepent
                        Chief Financial Officer,
                        Executive Vice-President and
                        Secretary
                        Signing on behalf of the
                        registrant
                        and as principal financial and
                        accounting officer.

