Form 10-K
period 1997-06-30
AEGIS CONSUMER FUNDING GROUP INC
filed 1997-11-20
CIK 932278

U.S. SECURITIES AND EXCHANGE
                                 COMMISSION
                           Washington, D.C., 20549
                                 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X_.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on November 14, 1997 (based upon the average of the high and low sales prices of such stock as of such date) was approximately $2,616,000.

As of November 14, 1997, 17,677,217 shares of the Registrant's Common Stock were outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE
                                 NONE

Information contained or incorporated by reference in this report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations." No assurance can be given that the future results covered by the forward-looking statements will be achieved.

                                 PART I
Item 1:  Business
General

The Aegis Consumer Funding Group, Inc. is a specialty consumer finance company engaged in acquiring, securitizing and servicing automobile retail installment contracts ("finance contracts") originated by factory authorized new car dealers ("Dealers") in connection with the sale of late-model used and to a lesser extent, new cars to consumers with sub-prime credit. The Company acquires finance contracts primarily on used cars that, on average, are 1.7 years old with an original finance contract amount of $12,400 and a term of 55 months as of June 30, 1997. In January 1997, the Company began focusing its efforts to target a higher quality segment of the sub-prime market as a means of improving delinquency and default experience by tightening its underwriting guidelines. The Company, through the implemenation of its strategic business plan (discussed below) will be making additional changes to its automobile finance contract acquisition program, including, but not limited to, the introduction of new marketing programs and the implementation of credit scoring. The Company has acquired $1.25 billion of automobile finance contracts through June 30, 1997, $1.03 billion of which have been securitized in twenty-one offerings of asset-backed securities.

The Company was organized in 1989 to participate in the growing market for securitization of various consumer and other receivables. Following a quasi-reorganization in March 1992, the Company focused its business on the acquisition and securitization of high-yield consumer-based receivables.
Upon acquiring The Clearing House Corporation (renamed "Aegis Auto Finance, Inc.") in June 1993, the Company began funding sub-prime automobile finance contracts. Since its inception, the Company has completed over thirty private placement securitizations of consumer and other receivables, including sub-prime automobile finance contracts as well as medical equipment leases, loans originated under the federal Department of Housing and Urban Development's home improvement loans program ("HUD Title I Loans") and mutual fund fee receivables. In July 1996, the Company began designing its loan servicing platform through its wholly owned subsidiary, Systems & Services, Technologies, Inc. ("SST") and began servicing its loan acquisitions in January 1997.

During the fiscal year ended june 30, 1997, the Company had a net loss of approximately $44.5 million and its financial condition is currently critical. The Company has adopted a new business plan described below which if successful, might enable the Company to continue ts operations. The Company believes that its business plan can be achieved with the credit facilities available to it. However, there can be no assurance the Company will be successful in implementing its business plan. If it is unable to do so, the Company will require additional financing and there can be no assurance that sufficient financing will be available to the Company on satisfactory terms, or at all.
If the Company is unable to obtain any needed financing, it will not be able to continue in operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Beginning in 1994, the Company focused its business exclusively on the automobile finance business and achieved significant growth until its third quarter of the fiscal year ended June 30, 1997. During the quarter ended March 31, 1997, the Company's finance contracts acquisitions volume decreased substantially to $110.6 million from a quarterly high of $190.8 million in September 1996, and this trend continued into the quarter ended September 30, 1997. during this time, the Company experienced a significant increase in delinquencies and losses from the disposition of the collateral securing defaulted loans. The decrease in loan acquisitions reflects the Company's change in underwriting guidelines to its primary program to attempt to decrease delinquency and loss performance. The Company anticipates its acquisition levels to be approximately $10.5 million to $15.0 million per month while it continues to focus on decreasing its loss ratios, operating costs and modifying existing and developing new loan products to attract better quality credits and improved portfolio performance. Following the pursuit of new programs, management believes the volume of loan acquisition should gradually increase to a monthly average of between $20 million to $30 million by the quarter ending June 30, 1998.

During its growth phase, the Company expanded to three regional processing centers, a collections facility, a systems development group and a sales force in excess of 50 people, not including its three independent broker relationships, doing business in 32 states. During this time period, the Company's dealer network exceeded 4,000 automobile dealerships, with approximately 2,200 active Dealers and 1,100 funding dealers. As of September 30, 1997, the Company had 4,000 approved Dealers, 2,000 active Dealers and 825 funding Dealers. (Approved Dealers are dealers that the Company will accept Finance contract applications from, Active Dealers are approved Dealers that have sent applications to the Company within the past 90 days and Funding Dealers are approved Dealers from which the Company has acquired finance contracts). As of September 30, 1997, the Company has one processing center located in Marietta, Georgia, and as of October 20, 1997, 16 sales people and two independent broker relationships.

During the fiscal year ended June 30, 1997, the percentage of the Company's delinquent receivables dramtically increased to 20.5% at June 30, 1997, including finance contracts in repossesion or bankruptcy. This increase coupled with decreased recovery rates or liquidated collateral resulted in the Company recording a $49.0 million write down on its retained interests in securitized receivables which caused its $44.5 million net loss for the fiscal year ended June 30, 1997. As a result of the delays in the filing of this annual 10-K with the Securities and Exchange Commission, the Company, in evaluating its retained interests in securitized receivables for the quarter ended September 30, 1997, discovered that the estimates used at June 30, 1997 in its evaluation process, were understated and resulted in an additional $3.0 million write down in the quarter ended June 30, 1997, from its initial write down of $10.6 million, increasing the write down for the quarter to $13.6 million. At June 30, 1997, the Company had a deficit net worth of $10.6 million.

Strategic Business Plan

The Company's new executive management team (see Executive Management below) has developed and is implementing its strategis business plan (the "Plan") to: rebuild the Company's equity; reduce debt burden as well as the related expense; enhance operating capital; restructure operations and administrative functions to achieve efficiencies and reduce operating expenses; introduce new products and services and restructure existing products to achieve proditability and credit performance in a highly competitive market; and enhance credit management processes. The Company's Plan is in its initial phases and if the Company is not successful in implementing such Plan, the Company may no longer be able to continue operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Executive Management. As of October 17, 1997, the Company has either accepted the resignations or terminated certain executive officers. These officers included Gary Peiffer, Joseph Battiato, Angelo Appierto and Jorge Rios, the Company's general counsel, President, Chief Executive Officer and National Sales Manager, respectively. Since the departure of these executives, the Company has assembled a new management team comprised of Matthew Burns as the Chief Executive Officer, William Henle and Dina Penepent remain respectively as the Company's Chief Operating Officer and Chief Financial Officer. The role of National Sales Manager has been filled by one of the Company's district managers and the role of general counsel has been filled by interanal corporate cousel with support from various to a New York based law firms.

Net Worth. In accordance with the Plan, On October 16, 1997 III Finance Ltd. ("III Finance") and the High Risk Opportunities Fund Ltd. ("HUB") converted $21.3 million of the Company's 12% Convertible Subordianted Debenture (the "Debenture") into $21.1 million of 12.75% Cumulative Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into common stock at $1.26 per share. Additionally, on November 10, 1997, the remaining debt holder converted its $4.0 million of subordinated debt into $4.0 million of preferred stock with substantially the same terms as the conversion of the Debenture, except that $2.0 million of the preferred stock is convertible
into common stock at $2.00 per share.   Had these conversions of debt to
equity occured prior to the Company's fiscal year ended June 30, 1997, the Company's positive net worth would have been approximately $13.4 million. The Company expects to report a loss for the quarter ended September 30, 1997, of approximately $3.6 million. The conversion of debt to equity reduces the Company's annual debt service requirements by approximately $3.0 million. Payment of Preferred Stock dividends, if any, are subject to the approval of the Board of Directors.

Operating Capital. On November 10, 1997, the Company agreed in principle, subject to certain creditor and shareholder approval, to sell all of its stock in its wholly owned subsidiary, SST for $7.0 million to a related entity of III Finance. The Company received a down payment aggregating $2.0 million, $800,000 on November 10, 1997 and $1.2 million on November 14, 1997, and will receive the remaining $5.0 million upon the transaction closing. With this sale, the Company has retained an option, to be exercised at the Company's discretion, to repurchase the stock of SST for the sale price, plus accretion at the annual rate of 5%, on or before December 31, 1998. Upon approval and closing, the $5.0 million balance of proceeds of this sale will enhance the Company's liquidity and operating capital position. To further enhance operating funds, the Company intends on enter into discussions to restructure the repayment terms of its existing debt to enhance its cash flow. The Company is requesting its lender to allow the Company to service its remaining debt (excluding warehouse lines) through the cash flows arising from the underlying collateral thus relieving the Company of approximately $3.8 million in annual payments and allowing the funds to be utilized to support operations and the restructuring. There can be no assurance, that the Company will be successful in renegotiating its repayment terms or that with the additional operating capital, that the Company will be successful in its efforts to to implement its Plan.

Operations and Administration. A key element of the Company's Plan is the restructuring of the Company. To this end the Company, in September 1997, comleted the consolidation of all loan processing centers to its facility in Marietta, Georgia. Further, the Company has annouced the relocation of its New Jersey based Headquarters Group to the cost efficient production center in Georgia. The relocation from New Jersey to Georgia is expected to be completed by January 1998. Additionally, the Company has restructured and reduced its sales force. The Company intends to continue to eliminate redundant functions, streamline processes as well as reduce management in order to reduce variable and fixed operating expenses. As a result of operations and administrative restructuring activities, the Company believes it can reduce its other operating expenses by approximately $20.0 million from that experienced in the prior period ended June 30, 1997. The Company expects to incur a restructuring charge in the quarter ending December 31, 1997.

Product and Services. Under the Plan, the Company has initiated a full review of its products as well as the development of new products and services designed to achieve cash flow efficiency and improved credit performance in a highly competive market.

     Distincitve Financing Programs. The Company believes that financing flexibility is a significant competive advantage. New programs, that should be in the market place by January 1, 1998, will focus on increasing the Company's net spread value and credit performance. The Company will continue to approve credit applications by determining monthly payment amounts that consumers can afford, rather than limiting its approval to a specific automobile, providing Dealers the flexibility to offer their customers a wide range of automobiles. The Compoany's financing programs will enable the customer to purchase the vehicle with a variety of financial choices. One program will allow a reduced payment stream through a balloon note that can be refinanced at the end of the contract. This allows the customer who has had credit problems to purchase a higher quality auto with a reduced payment which will have a lower impact on the customer's total fixed obligations. Other programs involve providing the finance and insurance professionals, of the Company's Dealer base, assistance and support capabilities in the front end process of the Dealer supplying the initial application to the Company, thereby protecting the Company from adverse selection.

     Superior Dealer Service. By providing prompt serivce, consistent credit decisions and a reliable source of finaancing for subub-prime consumers, the Company believes this should increase the volume of quality finance contracts acquired from each Dealer. The Company typically responds to credit applications within three hours, and generally pays the Dealer within 24 hours of receipt of completed finance contract documentation.

     Nationwide Diversification and Centralized Operations. The Company currently acquires finance contracts in 28 states and operates in one regional processing center. In May 1997 and September 1997, the Company closed its processing centers in Irvine, California and Jersey City, New Jersey, respectively, in an effort to further centralize its operations and reduce costs. The Company belives that its centralized operations are a more efficient method of processing finance contracts than operating numerous local facilities. The Company seeks to mitigate risk of loss due to regional economic downturns and to reduce dependency on a limited number of local markets by maintaining a geographically diverse finance contract portfolio. While the Company establishes and maintains relationships with Dealers through sales representatives located in the geographic markets served by the Company, all of the Company's day-to-day operatons are centralized at the Company's processing center in Marietta, Georgia. This structure allows the Company to closely monitor its underwriting operations and eliminates the expenses associated with full-service branch or mulitple regional offices.

Credit Management. The Company's strategy is to actively manage credit risk while maintaining the volume of finance contracts acquired, sold and serviced at manageable levels. Key elements of the Company's strategy are:

     Active Credit Risk Management. The Company will focus its credit risk management on all aspects of the Company's underwriting, sales and servicing, with emphasis on correct origination of finance contracts. The Company has a credit committee chaired by its Chief Operating Officer that evaluates the underwriting process, Dealer performance, servicer efficiency and portfolio performance. The Company's quality control department will review, on a live sample basis, finance contracts, supporting documentation and compliance with underwriting standards. The Company believes that effective credit risk management will build institutional investor demand for the Company's finance contracts.

     Consistent Underwriting Standards. Through training, proprietary technology and intensive management review, the Company will strive to maintain consistent underwriting standards. These standards are designed to meet the criteria required by the Company's risk default insurance policies and to qualify the Company's finance contracts for securitization, and/or whole loan sales. The Company's credit approval system monitors multiple evaluation criteria, and performs in excess of 100 internal data integrity checks before the Company approves a finance contract for acquisition. The Company is in the process of developing and implementing a customized credit scorecard. Full implementation of this scorecard is not expected until the third quarter of the fiscal year ending June 30, 1998; however, elements of the customized scorecard program including tighter credit standards, have been incorporated in recent modifications to the Company's underwriting criteria. Through heightened training, credit assurance has been greatly enhanced at the production level.

     Limited Loss Exposure. To reduce its potential losses on defaulted finance contracts, the Company insures each finance contract it acquires against damage to the financed vehicle through a vender's comprehensive single interest physical damage insurance policy (the "VSI Policy"). In addition, the Company purchases credit default insurance with respect to most of the finance contracts it acquires. After a claim approval process and the depletion of the policy deductible, credit default insurance pays the differnce between the loan balance due on default and all other recoveries, subject to certain other adjustments thereby mitigating loss exposure on such receivables. Moreover, the Company limits loan-to-value ratios and applies a purchase price discount to the finance contracts it acquires.

     Servicing. In January 1997, Systems & Services Technologies, Inc. ("SST") began its operations as a loan servicing company, servicing loans acquired by the Company. The Company believes that performing all the servicing functions within SST will improve the overall performance of automobile receivables acquired by the Company. After the sale of SST, SST will continue to perform all of the servicing functions for the Company's finance contract acquisitions.

     State-of-the-Art Technology. The combined knowledge and eperience of the Company's management has enabled it to develop and implement enhancements to proprietary computer systems and databases, AUTOMATE (finance contract acquisition) and PRIM (Product Reporting and Information Management) to effectively manage each stage in the financing cycle. The management team then leveraged its experience to develop and implement the loan processing and servicing systems and other operations. The inherent synergy between producer and servicer provides the Company's management with critical information by utilizing comparable micro-based systems and optics, eliminating time delays involved with paper retrieval systems.

     Funding and Liquidity through Securitization. The Company uses warehouse facilities to provide funds for the acquisition of automobile finance contracts and securitization transactions, to reduce the impact of interest rate fluctuations and to reduce its cost of capital relative to traditional sources of corporate debt financing. Through June 30, 1997, the Company had securitized $1.03 billion of automobile finance contracts in twenty-one offerings of asset-backed securities. In March 1997, the Company secured a $1.0 billion purchase facility (the "Purchase Facility") which was one of the components of a multi-structured finance facility (the "Facility). The Purchase Facility contains a commitment from III Finance and III Limited Partnership for the purchase of $350.0 million of trust certificates. The Purchase Facility is supported by a $75.0 million warehouse line. As of June 30, 1997, the Company sold $252.9 million of Class A trust certificates and $136.2 of Class B trust certificates for an aggregate amount of $389.0 million under the Purchase Facility. The securitizations under the Purchase Facility are not rated. Seven of the Company's prior securitizations were rated by Duff & Phelps Credit Rating Co. ("Duff & Phelps") and three were rated by both Duff & Phelps and Fitch

     Investors Service, L.P. ("Fitch"). The Company securitized $148.4 million of its automobile finance contracts through Aegis Auto Receivables Owners Trust (the "Owner Trust Facility") which were rated by Standard's & Poor's Rating Services ("Standard & Poors") and Moody's Investor Services, Inc. ("Moody's"). The Company also has approximately $226.0 million remaining on its $533.0 million commitment from Greenwich Capital Markets, Inc. ("Greenwich") to purchase and securitize automobile finance contracts (the "Securitization Facility"). The fulfillment of the remaining commitment is subject to customary conditions. Currently, the Company has not met these customary conditions and has not securitized under the Securitization Facility since September 1996. Under the Company's Plan, the Company intends to utilize multiple exit strategies including, but not limited to, whole loan sales and securitizations.

Industry Background/Competition

The sub-prime credit market is comprised of consumers who are deemed to be relatively high credit risks due to various factors, including, among other things, previous credit problems, the absence or limited extent of their prior credit history or limited financial resources. The sub-prime consumer automobile finance market is highly fragmented, consisting of many national, regional and local competitors. Historically, traditional financing sources (commercial banks, savings and loan associations, credit unions, captive finance companies and consumer lenders), many of which have significantly greater resources than the Company and may be able to offer more attractive finance contract acquisition prices to Dealers, have not consistently served this market. The Company believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loan associations in the sub-prime credit market. As a result, the sub-prime credit market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit. However, such traditional financing sources have been increasing their presence in this market. The Company believes no one of its competitors or group of competitors has a dominant presence in the market. The Company's strategy is still designed to capitalize on the market's lack of a major national financing source.

The Company's cash flows and results of operations may be affected adversely by rising interest rates. The Company's warehouse credit facilities are at floating rates of interest and increases in rates cannot immediately be passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates result in a decrease in the Company's net spreads on securitization transactions, thereby decreasing future projected cash flows from retained interests in securitized receivables. Furthermore, the Company's discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significnatly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitiations.

Since the quarter ended December 31, 1996, the sub-prime consumer finance industry has experienced tremendous turmoil and many companies financing consumers in the sub-prime credit market have experienced higher than expected credit losses on their loan portfolios. Some of the Company's competitors have filed for protection under federal bankruptcy laws while others have been acquired by or merged with other finance companies.

The Company believes that a portion of the increased delinquency rates can be attrituable to macroeconomic factor wich affected the sub-prime market generally. The Company also believes that the decline in the quality of its owned and managed portfolio of loans was, in part, attributable to increased competition in the sub-prime market. The Company believes that its high discount rate caused the Company's financing program to be adversely selected by Dealers.

Management currently believes that the Plan can be achieved with the credit facilities available to it. However, there can be assurance the Company will be successful in implementing its Plan. If it is unable to do so, the Company will require additional financing and there can be no assuance that sufficient financing will be available to the Company on satisfactory terms or at all. If the Company is unable to obtain any needed financing, it will not be able to continue inopeation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Finance Contract Profile

The following tables provide information regarding the automobile finance contracts acquired and leases originated by the Company during the periods indicated. The Company commenced lease originations in April 1994 and ceased originations in the first quarter of its 1996 fiscal year.



                                   Finance Contract Acquisitions
------------------------------------------------------------------------------
                                          Year Ended
                         -----------------------------------------------------

                            June 30, June 30,   June 30,   June 30,   June 30,
                             1993      1994      1995       1996        1997
                            -------- --------   --------   --------  ---------
                                     (dollars in thousands)
Original Balance..........   $12,181  $33,738   $132,294   $451,536   $591,841
Number acquired...........     1,148    2,964     10,895     36,739     47,722
Average Original balance..   $  10.6  $  11.4   $   12.1   $   12.3   $   12.4
Average discount on contracts
 acquired.................      8.1%    10.0%       9.9%      10.0%      10.0%
Current balance(1)........   $   620  $ 6,320   $ 49,348   $283,263   $532,232
Average Balance
 Outstanding(1)...........   $   2.6  $   5.1   $    7.8   $    9.7   $   11.5
Weighted Average Original
 Term (in months)(1)......      56.9     56.1       55.6       54.5       54.5
Weighted Average Remaining
 Term (in months)(1)......      14.6     21.5       31.3       39.7       49.4
Weighted Average Annual
  Percentage Rate(1)......     20.6%    20.1%      20.1%      20.0%      20.4%
Percentage New Cars(1)....     35.3%    18.0%      13.0%       7.1%       4.0%
Percentage Used Cars(1)...     64.7%    82.0%      87.0%      92.9%      96.0%

<F1>
(1) As of June 30, 1997


                                   Lease Portfolio Originations
-----------------------------------------------------------------------------
                                            Year Ended
                               ----------------------------------------------

                               June 30,1994     June 30,1995    June 30,1996
                               ------------     ------------    -------------
                                        (dollars in thousands)
Original Balance.............    $ 1,571        $  29,905         $  436
Number originated............         92            1,914             25
Average Original balance.....    $  17.1        $    15.6         $ 17.4
Average discount on contracts
 originated..................       6.7%             7.1%           7.2%
Current balance(1)...........    $   543        $  14,540         $  271
Average Balance Outstanding(1)   $   8.0        $     8.7         $ 11.8
Weighted Average Original Term
 (in months)(1)..............       57.6             55.6           56.2
Weighted Average Remaining Term
 (in months)(1)..............       28.8             33.8           37.8
Weighted Average Annual
 Percentage Rate(1)..........       15.9%            16.5%          17.0%
Percentage New Cars(1).......       60.9%            16.8%           4.3%
Percentage Used Cars(1)......       39.1%            83.2%          95.7%

<F1>
(1)As of June 30, 1997

Credit Evaluation and Procedures

Underwriting. The Company's automobile finance contract acquisition program is designed to acquire automobile finance contracts originated through factory-authorized new car Dealers, while offering them an opportunity to increase vehicle sales to consumers who typically do not qualify for traditional financing. As of June 30, 1997, the Company had entered into agreements with approximately 4,200 Dealers, located in 31 States, from which the Company accepts finance contract applications. (See Business - General).

The Company is striving to improve upon the effectiveness of its evaluation of credit risk, consistency in its credit decisions, the timely communication of credit decisions and its reliability as a funding source. The Company has developed, and is refining, the "in house" processing systems and controls specifically designed to support its evaluation process. The Company utilizes these systems and controls to assess each applicant's ability to repay the amounts due on the finance contract and the adequacy of the financed vehicle as collateral. In addition, the Company utilizes these systems to achieve consistent credit decisions and to reduce the elapsed time between receipt of a credit application from a Dealer and the Company's response to the Dealer. The Company requires each Dealer submitting a finance contract for acquisition to provide certain information to the Company, including a completed signed finance contract application that lists the applicant's assets, liabilities, income, credit and employment history as well as other personal information. The Company is currently developing a customized credit scorecard based on its historical data base. The Company expects to test its scorecard in the second quarter of its fiscal year ending June 30, 1998 with full implementation scheduled to occur in the third quarter ending March 31, 1998. The Company evaluates an applicant's ability to pay by verifying residence, employment and income and by considering the relationship of monthly income to monthly auto payment and monthly income to monthly debt burden, including expenses relating to the finance contract under consideration and expenses relating to automobile insurance. The Company also engages in a comprehensive evaluation of at least one credit bureau report from an independent credit bureau. The credit report typically contains information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The purpose of this credit review is to eliminate individuals whose credit quality is deteriorating or suggests too great a probability of default or whose credit experience is too limited for the Company to assess the probability of performance.

Based upon its review of information extracted from the credit bureau reports and the credit application, the Company may either (i) approve the credit application; (ii) approve the credit application with conditions; or
(iii) decline the application. The credit analyst documents the decision and the Dealer is notified by facsimile transmission, typically within three hours of receipt by the Company of the credit application. In the fiscal years ended June 30, 1995, 1996 and 1997, the Company approved 41.8%, 41.3% and 36.9%, respectively, and funded 12.8%, 10.6% and 9.8%, respectively, of the credit applications received by it from Dealers.

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

The Company has designed its finance programs to limit the loss exposure on each transaction. The Company seeks to mitigate loss exposure by: (i) determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed trans-action; (ii) limiting the credit it is willing to extend based upon its assess-ment of the applicant's ability to meet payment obligations and the value of the underlying collateral; (iii) requiring that physical damage insurance naming the Company as loss payee be maintained at all times by the obligor to protect the Company's financial interest (if such insurance lapses, the Company is nonetheless covered under the Company's vehicle single interest insurance policy); (iv) acquiring a security interest in the vehicle financed; and
(v) obtaining credit default insurance with respect to most of its finance contracts. The degree of exposure in any transaction is a function of:
(a) the creditworthiness of the applicant; (b) the extent of credit granted compared to the value of the underlying collateral; (c) the possibility of physical damage to, or the loss of the collateral; and (d) the potential for any legal impediment to the collection of the obligation or the repossession of the collateral. The Company determines the value of collateral based upon the MSRP, if new, or the Kelley Blue Book, if used. The Company has a general policy of not extending credit exceeding 100% (exclusive of Company approved service contracts, not to exceed an additional $1,500 and taxes, title, licensing and up to an additional $200 for Dealer documentation fees) of either the MSRP or the Kelley Blue Book retail value for a finance contract. While the Company does not require a down payment for finance contracts it acquires, a significant percentage of consumers elect to make a down payment.
In the fiscal year ended June 30, 1997, 4.0% of the finance contracts acquired by the Company were new car finance contracts and 96.0% were used car finance contracts. (See Business - General).

Upon acquiring a finance contract, the Company acquires a security interest in the vehicle financed. The finance contracts acquired by the Company during the fiscal year ended June 30, 1995 averaged approximately $12,143 and had a weighted average annual interest rate of approximately 20.2%. Finance contracts acquired during the fiscal year ended June 30, 1996 averaged approximately $12,290 and had a weighted average annual interest rate of approximately 20.1%. Finance contracts acquired during the fiscal year ended June 30, 1997 averaged approximately $12,402 and had a weighted average annual interest rate of approximately 20.4%. All finance contracts acquired by the Company are fully amortizing (on the simple interest method) and provide for equal payments over the term of the contract (averaging 54 months). The portions of such payments allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the law of the state in which the finance contract was acquired.

Dealers typically send credit applications to several financing sources.
After reviewing the credit application, each financing source will notify the Dealer whether it is willing to acquire the finance contract and, if so, under what conditions. If more than one finance source has offered to acquire the finance contract, the Dealer typically will select the source based on an analysis of the "buy rate," or the interest rate, discount fees, finance contract amounts and other terms and conditions stipulated by the financing source. The Company believes that it's new programs together with building solid relationships with the Dealers should provide a more secure credit base than has existed in the past. The ability to process finance contract applications and respond to Dealers quickly and efficiently increase its chances of being selected by Dealers to acquire auto finance contracts as long as the Company's rates, discount and terms are competitive. The Company currently acquires finance contracts at a discount of 10% from Dealers. Upon acquiring a finance contract, the Company issues a check to the Dealer, and instructs their servicer to issue a "welcome" letter to the obligor, which advises the obligor of certain payment procedures.

When the Company was funding leases, the Company acquired title to the leased vehicle. Leases originated during the fiscal year ended June 30, 1995 averaged approximately $15,624, had a weighted average annual interest rate of approximately 16.6% and an average term of 55 months. During the year ended

June 30, 1996, the Company originated $436,000 of leases. Leases originated during the year ended June 30, 1996 averaged approximately $17,436, had a weighted average annual interest rate of approximately 17.1% and an average term of 57 months. All leases originated by the Company are amortized to the estimated wholesale residual value using the direct financing method and provide for equal payment over the term of the contract. In the quarter ended September 30, 1995, the Company ceased funding leases and has redirected all its efforts to acquiring finance contracts.

Auditing. The Company has dramatically changed its audit and quality assurance process to make them more timely and applicable to live loan processing.
As a result, loans are audited for quality at teh time the laons are underwritten and prior to funding. Combined with the new credit underwriting guidelines, this is intended to provide a profitable net interest rate spread and acceptable credit performance on the loan portfolio. The Company's quality assurance department seeks to minimize errors and varianes in underwriting procedures by internally auditing or "re-underwriting" approximately 10% of all funded finance contracts. The quality assurance staff performs all of the underwriting and auditing functions on such finance contracts that were performed prior to the finance contracts being approved and funded. The results of such audits are then communicated to senior management, underwriting and sales personnel and used as a training tool.

Dealer Network

The Company is developing a marketing group that will be paid on the basis of loan quality as well as quantity. This new approach starts the quest for quality at the front at the front of the loan acquisition process to better ensure the ultimate performance of the loans acquired. Sales representatives are assigned to designated territories and are paid based on the quality of a loan's performance as well as on the basis of the volume of loans acquired.

The Company has also engaged four independent exclusive marketing brokers who earn flat fees per finance contract acquired in their designated territories which include Alabama, Florida, Louisiana, Massachusetts, Mississippi, Pennsylvania and South Carolina. All of the Company's business generated in such territories is the result of introductions by the independent marketing brokers. In the fiscal year ended June 30, 1997, approximately $142.4 million of finance contracts (approximately 24.1% of all finance contracts acquired during such period), were acquired from Dealers in Florida, Alabama and South Carolina (since January 1997), approximately $35.7 million of all finance contracts acquired in such period (approximately 6.0%) were acquired from Dealers in Louisiana and Mississippi and were introduced by such independent marketing brokers. In the fiscal year ended June 30, 1996, approximately $97.0 million of finance contracts and $300,000 of leases (approximately 21.5% and 68.8%, respectively, of all finance contracts acquired and leases originated during such period) were acquired or originated from Dealers in Florida and Alabama and approximately $37.6 million of all finance contracts acquired in such period (approximately 8.3%) were acquired from Dealers in Louisiana and Mississippi and were introduced by such independent marketing brokers. In the fiscal year ended June 30, 1995, approximately $32.1 million of finance contracts and leases (approximately 20.7%, of all finance contracts acquired and leases originated during such period) were originated by Dealers in Florida and approximately $25.4 million of all finance contracts acquired in the fiscal year ended June 30, 1995 (approximately 16.4%) were originated by Dealers in Louisiana and were introduced by such independent marketing brokers. As of October 20, 1997, the Company terminated or issued a notice of termination to its independent marketing brokers doing business in Louisiana, Mississippi and Pennsylvania. As a result, the number of broker relationships has been reduced from four to two. (See Business - General).

The Company continues to explore new marketing strategies in an effort to expand and enhance its Dealer base and finance contract acquisition volume.
The Company will offer three finance contract programs to Dealers: (i) a new straight pay program; (ii) a military program; and (iii) a proprietary dealer lender assistance program. Recently, the Company implemented an extended warranty program with approved warranty service contract carriers. The warranty program allows the cost of an extended warranty to be funded above the Company's typical 100% of MSRP (within certain limits). In return for each extended warranty purchased, the Company receives a fee. Should the extended warranty be cancelled or the finance conract not go to term, the Company will receive a rebate of the unused premium financed. The Company markets its programs solely to factory authorized new car delaers, typically with used vehicle sales operations.

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

The Company's field sales representatives identify and target Dealers that have established, or are considering establishing, customer solicitation programs designed to attract sub-prime credit consumers. Each field sales representative typically is responsible for pursuing and maintaining relation-ships with 50 to 100 Dealers. The Company's field sales representatives train the Dealer's personnel in the Company's finance programs. This training is continuous since dealerships generally experience a relatively high degree of personnel turnover. The training provided by the Company is designed to: (i) to identify consumers who will qualify for financing by the Company; (ii) assist the Dealer in obtianing the necessary documentation from consumers to meet underwriting requirements; and (iii) structure transactions that meet the Company's requirements. Approved Dealers enter into a non-exclusive written Dealer agreement with the Company (a "Dealer Agreement"). The Dealer
Agreements generally provide that finance contracts are sold by the Dealer to the Company "without recourse" to the Dealer, except in limited circumstances including, among others, that: (i) the financed vehicle is not properly registered or titled showing the Company as first lienholder; (ii) the full down payment specified in the contract, if any, was not received by the Dealer; (iii) certain representations and warranties by the Dealer regarding the finance contract, the financed vehicle, the finance contract process and manner of sale are breached or untrue; or (iv) the Dealer has failed to comply with applicable federal and state consumer laws. The Company currently acquires finance contracts at a discount of 10% from Dealers.

The following table indicates, for the states in which the Company acquired finance contracts in the fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997, the total number of factory-authorized Dealers in such states, the number of Dealers from which the Company has acquired finance contracts and the finance contract acquisition volume of the Company in dollars for such periods.


                                                              Fiscal Year Ended
                       June 30, 1993        June 30, 1994       June 30,1995         June 30, 1996          June 30, 1997
                       -------------        -------------       ------------         -------------          -------------
                                                            (dollars  in thousands)

          Factory-              Finance              Finance              Finance               Finance               Finance
         Authorized Originating Contract Originating Contract Originating Contract Originating Contract  Originating  Contract
State     Dealers(1)  Dealers   Volume    Dealers    Dealers   Dealers    Volume    Dealers     Volume     Dealer      Volume
-----     ---------   -------   ------   ----------  -------   ---------  --------  --------    --------   -------    --------

Alabama....   370        3      $  92        5       $  689        2         $286       21      $ 3,609     118       $44,838
Arizona.....  205        9        450        8          883       13        1,451       21        1,843      36         6,317
California. 1,705      149      6,948       69        1,772       23          539        7          385       4           182
Colorado....  270        -          -        -            -        2           47       28        1,381      15           626
Connecticut.  340        -          -        -            -       10          869        5        4,453       1         1,106
Florida....   935        -          -       59        5,947      149       18,955      291       93,472     334        91,812


Georgia....   590       37      4,259       84       12,357      107       16,900      164       64,933     227        86,245
Illinois... 1,155        -          -        -           -         -            -       58        2,839      49         4,513
Indiana....   625        -          -        -           -        28        1,994       44        5,694      48         7,552
Kansas.....   335        -          -        -           -         -            -       27        2,444      36        11,987
Kentucky...   350        -          -        -           -         -            -       40        3,426      55         5,725
Louisiana..   335        -          -        4          91        67       25,402       96       30,355      91        20,201
Maryland...   590        -          -        1          12         4          516       22        2,355      49         4,357
Michigan...     -        -          -        -           -         -            -        -            -      78         6,366
Missouri...   555        -          -        3          85         3           31       54        6,108     100        14,546
Mississippi.  245        -          -        -           -         3          226       33        7,233      62        15,462
Nevada......   90        6        127        2          20        16        1,457       20        4,744      23         3,346
New Jersey..  700        7        130       57       4,267        66        4,576       75        8,934      73         5,631
New Mexico..  135        2         32        -           -         3          149       16        1,756      21         2,617
New York... 1,350        -          -        -           -        45        3,250      116       10,009     110         7,235
N. Carolina.  700        1         21        8       5,227        51       28,928      103       68,459     142        67,869
Ohio....... 1,070        -          -        -           -        40        2,220       65       10,215     101        17,811
Penn....... 1,410        -          -       16       1,049        51        5,260      101       13,252     121        13,360
S. Carolina   325        2         48       13       1,127        26        3,868       55        9,301      94        14,348
Tennessee...  420        1         16        -           -        14        1,223       62       10,161     103        22,263
Texas...... 1,329        -          -        -           -        47        6,181      227       57,902     263        69,317
Virginia....  580        1         22        2           -        19        1,930       85       10,816     120        17,145
W. Virginia.  220        -          -        -         212        21        5,699       54       14,585      64        28,459
Other......   560        1         36        -           -        10          337       26          872      11           605
             ----       ---       ---      ---         ----     -----       ------      ----     -------     --         -----
           17,494      219    $12,181      331     $33,738       820     $132,294    1,916     $451,536   2,549      $591,841
           ======      ===    =======      ===     =======       ===     =========  ======      ========  =====      ========

<F1>
(1) Source: National Automobile Dealers Association (data as of January 1,1996).

During the fiscal year ended June 30, 1997, no single dealer accounted for more than 1.0% of the finance contracts acquired by the Company, and no group of Dealers under common control accounted for more than 2.3% of the finance contracts acquired by the Company. During the fiscal year ended June 30, 1996, no single Dealer accounted for more than 1.5% of the finance contracts acquired by the Company, and no group of Dealers under common control accounted for more than 6.0%, although one accounted for 5.1% of the finance contracts acquired by the Company. During the fiscal years ended June 30, 1994 and 1995, City Chevrolet Automotive Company, in Charlotte, North Carolina, accounted 12.6% and 4.5%, respectively, of the finance contracts acquired and leases originated by the Company during such periods, and Dealers in the Hendrick Automotive Group, including City Chevrolet Automotive Company, accounted for approximately 16.5% and 12.5%, respectively, of the finance contracts and leases acquired or originated by the Company during those periods. No other Dealer accounted for more than 5.0% and 3.0% of the finance contracts acquired by the Company in the fiscal years ended June 30, 1994 and 1995, respectively.

Warehouse Credit Facilities

The Company currently operates primarily under a $75.0 million warehouse facility for financing new acquisitions of automobile finance contract receivables which is provided by III Finance and III Global LTD. In addition to the above facility, the Company's leases are financed under a warehouse facility that no longer provides for new financing since the Company has not originated leases since August 1995. At June 30, 1997, the Company had $65.1 million available under its finance contract warehouse facility and had $7.6 million outstanding under its lease facility. To the extent the Company would be unable to secure alternative sources of funding, the loss of these facilities would have an adverse impact on the Company's finance contract acquisition activities. (See Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Securitization Program

The periodic securitization of finance contractshas been an integral part of the

Company's automobile finance program. Securitizations enable the Company to reliquify and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. Through June 30, 1997, the Company completed twenty-one privately placed automobile finance contract securitizations totalling approximately $1.03 billion of automobile finance contracts. Nine of such securitizations were rated A+ by Duff & Phelps.
In March 1997, the Company secured a $1.0 billion Purchase Facility which was one of the components of the Facility. The Purchase Facility contains a commitment from III Finance and III Limited Partnership for the purchase of $350.0 million of trust certificates. The Purchase Facility is supported by a $75.0 million warehouse credit facility described above. As of June 30, 1997, the Company sold $252.9 million of Class A trust certificates and $136.2 of Class B trust certificates for an aggregate amount of $389.0 million under the Purchase Facility. Future securitizations under the Purchase Facility ($611.0 million as of June 30, 1997) are subject to customary conditions and are uncommitted. In December 1995, the Company entered into a commitment to sell $175 million of sub-prime automobile finance contracts to be resold as asset-backed securities (the "Owner Trust Agreement"), which was rated AAA by Standard & Poor's and Aaa by Moody's. As of June 30, 1997, the Company sold approximately $148.4 million of automobile finance contracts to this facility. In October 1996, it was determined that the finance contracts underlying the securities were not performing in accordance with levels required under the Owner Trust Agreement. This event terminated the Company's remaining commitment of $26.6 million. In May 1996, the Company obtained a firm commitment from Greenwich to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to
customary conditions.   Three securitizations aggregating $307.0
million which were rated A+ by Duff & Phelps were completed pursuant to this commitment . The Company has not met these customary customary conditions and has not securitized receivables under the Securitization Facility since September 1996.

In its securitization transactions, the Company sells pools of finance contracts to a special purpose subsidiary, which then sells the receivables to a trust in exchange for certificates ("Certificates") representing either a 100% undivided interest in, or secured obligation of, the trust. The Certificates are then sold to investors who receive principal and a stated pass-through rate of interest on the Certificate amount outstanding. The Company may also retain or sell an indirect interest in the transferred receivables that is subordinate to the interest of the Certificate holders. The retained interest entitles the holder to receive the residual cash flows from the trust after payment to investors, absorption of losses, if any, that arise in respect of the securitized finance contracts and payment of the other expenses and obligations of the trust. The Company is continually exploring other structures of securitization which can meet the changing needs of the financial and capital markets.

Upon each securitization, the Company recognizes the sale of finance contracts and records a gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interest, net of acquisition discounts and other deferred origination costs. The Company values each retained interest by calculating the net present value of its expected residual cash distributions from the trust. The calculation of the gain or loss and of the retained interest arising from the securitizations embody prepayment, delinquency, default, recovery and interest rate assumptions that the Company believes are reasonable and consistent with assumptions that other market participants would use for similar financial instruments, and are discounted assuming an interest rate that the Company believes a third party purchaser of such financial instrument would demand. If actual experience differs from these assumptions, additional gains or losses to the Company would result. During the fiscal year ended June 30, 1997, the Company's actual experience significantly differed from its original assumptions utilized in recognizing the initial gain on securitization transactions. These differences resulted in additional losses of approximately $49.0 million. The Company also recognized losses of approximately $7.5 million in the year ended June 30, 1996. At June 30, 1997, the Company held retained interests from the securitization of receivables which were carried at an aggregate value of $33.3 million which are pledged to secure borrowings of $34.8 million.

The Company relies significantly on its ability to securitize its finance contract portfolio in order to finance acquisitions of additional finance contracts. The securitization proceeds are utilized to repay borrowings under the Company's warehouse credit facility, thereby making the facility available to finance the acquisition of additional finance contracts. The ability to complete a securitization transaction is affected by a number of factors, some of which are beyond the Company's control, including conditions in the securities market in general, demand for the Company's asset-backed securities, conditions generally in the asset backed securitization market and approval by all parties to the terms of the transaction.

If the Company were unable to securitize or otherwise sell its finance contracts in a financial reporting period, the Company would incur a significant decline in total revenues and net income or report a loss for such period. If the Company were unable to securitize its receivables and did not have sufficient credit available, either under its warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to investors or curtail its finance contract acquisition activities. As discussed in "Business-General", the Company is in the process of implementing its business plan which does not rely soley on securitization. There can be no assurance that the Company will be successful in implementing its business plan.

Servicing

In January 1997, the Company's wholly owned subsidiary, SST, began servicing the Company's finance contracts. While SST was in its start up phase, the Company gradually assigned the servicing of its finance contracts acquired to SST from January 1997 through March 1997. In May 1997, the Company transferred the servicing rights of an additional $469.7 million of finance contracts to SST. SST is now servicing approximately $710.6 million or 76.9% of the Company's total remaining finance contracts acquired. The balance of the Company's finance contracts and lease portfolio is serviced by its initial servicer, American Lenders Facilities, Inc. ("ALFI") (a wholly owned subsidiary of CIGNA Corporation). The Company paid a fee of $5.00 per contract (approximately $220,000) to transfer the servicing to SST. The Company is currently in dispute with ALFI. (See Item 3: Legal Proceedings).

SST has a low-cost, technologically efficient loan servicing platform located in St. Joseph, Missouri. Housed in a 50,000 square foot facility and currently employing more than 200 people, it represents, what management believes to be, the future of mult-asset servicing utilizing optics and micro based systems.

This facility is also capable of creating custom origination platforms for financial entities desiring marginal loan production, without the overhead and inefficiency of a small volume origination center. SST has structured its systems to provide "beginning to end" servicing. Initiating the process from sales and marketing through origination and servicing for banks, investors and other consumer finance companies.

On November 10, 1997, the Company agreed in principle to sell, subject to shareholder and creditor approval, its interest in SST for $7.0 million.
The agreement porvides that the Company retains an option, exercisable at any time through December 31, 1998, to repurchae SST for $7.0 million plus an accretion at a 5% rate. The transaction is expected to close in the first calendar quarter of 1998. (See Startegic Buisness Plan - Operating Capital).

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

In April 1996, the Company renewed its sub-servicing agreement with its third-party servicer, providing for the transfer of specific collection functions to the Company. Through this arrangement, the Company assumed responsibility for all consumer contact with respect to all leases and finance contracts acquired that were included in the Company's December 1994 securiti-zation transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract purchase program at such time. The Company receives a fee from the third-party servicer for performing these functions. Due to the transfer of servicing to SST, the Company is currently the sub-servicer of approximately $202.1 million or 22.5%, including its lease portfolio, of its outstanding automobile finance receivables. The Company, as sub-servicer, monitors the payment of the receivables, investigates delinquencies, communi-cates with the consumer to obtain timely payments, when necessary (through sub-contractors) repossesses and disposes of the financed vehicle and generally polices the receivable and its related collateral. If payment is not received after five days its due date, the Company takes action by either mailing a written notice to the consumer or contacting the consumer by telephone. It is the Company's policy generally to work with the consumer to permit the consumer to keep the vehicle and continue payments. The Company believes that this policy is in the best interest of the Company, the participating Dealer and the consumer, as it builds goodwill and long term customer relationships and increases the possibility of the ongoing collectibility of the amount due. If a consumer misses a second monthly payment and is delinquent in his or her payment by more than 35 days and the Company has satisfactory reason to believe the consumer will not pay, the Company will initiate the necessary steps to repossess the vehicle. If the value received as a result of repossession and subsequent sale is materially less than the remaining balance on the receivable, the Company will seek to hold the consumer liable for the deficiency. The Company utilizes third party collection agencies to pursue such deficiency balances.

Delinquency Control And Collection Strategy

The Company (including SST) and, with respect to a limited number of accounts, ALFI, reviews any account that reaches 31 days of delinquency to assess the collection efforts to date and to refine, if appropriate, the collection strategy. The Company does not allow finance contracts to be re-written but allows finance contracts to be extended in certain limited circumstances. The servicer and the Company generally will design a collection strategy that includes a specific deadline within which the obligation must be collected. Accounts that have not been collected during such period are again reviewed, and, unless there are specific circumstances which warrant further collection efforts, the account is assigned to independent bonded agencies for repossession. Repossessed vehicles are generally resold by the servicer or the Company in its capacity as sub-servicer through wholesale auctions which are attended principally by Dealers. Such auctions typically result in an average recovery of 57.1% of the outstanding finance contract balance or approximately 78.4% of the Kelley Blue Book wholesale value. This compares to prior years average recovery of 57.4% of the outstanding finance contract balance or approximately 85.7% of Kelley Blue Book wholesale value.

For financial reporting purposes, the Company recognizes losses based on the aging profile of delinquent finance contracts. For purposes of reporting charge-off ratios, the Company reports both gross and net losses when all potential recoveries on a defaulted receivable have been realized. For the fiscal years ended June 30, 1995, 1996 and 1997, the Company's net loss ratio, based on the average outstanding finance contracts, including those finance contracts sold in securitization transactions, was 0.8%, 1.2% and 4.7%, respectively. Net losses reflect all recoveries including proceeds for the sale of the repossessed vehicles, risk default and other insurance proceeds, net of related repossession and disposition costs.

As of June 30, 1997, the Company had 2,212 vehicles in repossession inventory with an outstanding finance contract balance of $25.5 million (3.5% of the average outstanding finance contract balance) and 4,879 finance contracts with an outstanding finance contract balance of $33.3 million (4.5% of the average outstanding finance contract balance) which were liquidated at auction and awaiting other recoveries. In accordance with the Company's reporting policy, the losses relating to these finance contracts will be reflected in the charge off ratios reported in future reporting periods.

Because of the Company's limited operating history in the fiscal years ended June 30, 1995 and 1996, its finance contract portfolio was unseasoned. Accordingly, delinquency and charge-off rates in the portfolio may not have fully reflected the rates that would apply when the average holding period for finance contracts in the portfolio is longer. In the fiscal year ended June 30, 1997, the Company's repossession ratio (i.e. default rate) increased to 18.8% from 13.0% in the fiscal year ended June 30, 1996. Additionaly, the Company's net charge-offs as a percentage of liquidations in the fiscal year ended June 30, 1997 increase to 40.5% from 24.3% in the fiscal year ended June 30, 1996. The primary cause for this increase is due to the deterioration in the Company's recovery rates from the disposition of repossessed vehicles. Increases in the delinquency and/or charge-off rates in the portfolio would further adversely affect the Company's ability to obtain credit or securitize its finance contracts and would continue to have an adverse effect on the Company's results of operations and financial condition.

A majority of the Company's portfolio of finance contracts are insured for credit default (see Insurance below) ("RDI"). The Company, since its inception, has insured its portfolio under this type of insurance; however, the structure of the policy has differed over this time frame. Its initial policy provided for a cash reserve deposit thereby decreasing the Company's net loss experience. Over time, in an effort to preserve cash, the Company structured its RDI policy to incorporate a self insured retention ("SIR"). This structure remains in force today. The SIR results in increased net losses due to the Company's responsibility increasing from the first six percent of losses to the first eight or ten percent of losses, depending upon the policy under which the respective contract is insured. RDI claims have substantially increaed due to rising default rates. This in turn created a backlog in the claims processing resulting in a portion of those claims being put at risk for non payment.
The Company is also experiencing higher than expected rejection rates on claims submitted which is currently under management reveiw. As a result, the Company has reported an increase in its net loss experience. Upon receipt of all anticipated recoveries, the Company charges off any remaining balance on a receivable-by-receivable review.

Management Information Systems

The Company believes that high levels of automation are essential both for its efficient operations and to maintain its competitive position. The Company has spent in excess of $4.0 million developing and maintaining the AUTOMATE, LeaseMate and PRIM (Product Reporting and Information Management) computer systems and databases and more recently developing SST'S servicing platform, REMOTE. AUTOMATE is the acquisition software for finance contracts and LeaseMate is the origination software for leases. They are on-line, real-time systems employing advanced database management techniques. In addition to accumulating all relevant borrower and asset information, AUTOMATE and LeaseMate automatically request and receive credit reports from credit bureaus, create and merge all Dealer, borrower or lessee and internal documentation, automatically fax the appropriate documents to their destinations and prompt underwriting personnel through verification phone calls. An electronic copy of all docu-mentation is kept on-line for an extended period of time and off-line inde-finitely. Prior to funding, AUTOMATE and LeaseMate perform over 100 data integrity, underwriting guideline and numerical accuracy checks. REMOTE provides the Company's collectors with critical on-line information by utilizing micro-based systems and optics, eliminating time delays involved with paper retrieval systems.

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

Physical Damage and Loss Coverage. The Company initially relies on the requirement, set in its underwriting criteria, that each consumer maintain adequate levels of physical damage loss coverage on the financed vehicle.
The servicers engaged by the Company track the physical damage insurance of consumers and contact consumers in the event of a lapse in coverage or inadequate documentation. Moreover, the servicers are obligated, subject to certain conditions and exclusions, to assist the processing of claims under the VSI Policy. Guaranty National will insure each financed vehicle securing a contract against: (i) all risk of physical loss or damage from any external cause to financed vehicles which the Company holds as collateral;
(ii) any direct loss which the Company may sustain by unintentionally failing to record or file the instrument evidencing each contract with the proper public officer or public office, or by failing to cause the proper public officer or public office to show the Company's encumbrance thereon, if such instrument is a certificate of title; (iii) any direct loss sustained during the term of the VSI Policy by reason of the inability of the Company to locate the consumer or the related financed vehicle, or by reason of confiscation of the financed vehicle by a public officer or public office; and (iv) all risk of physical loss or damage from any external cause to a repossessed financed vehicle for a period of 60 days while such financed vehicle is (subject to certain exceptions) held by or being repossessed by the Company.

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

Credit Default Insurance. In addition to physical damage and loss coverage, the Company obtains credit default insurance policies for substantially all of the receivables it acquires. Generally, these policies are obtained for each securitized pool of receivables and as a result, benefit that pool's trustee and certificate holders. The insurance provides indemnification for certain losses incurred due to a deficiency balance following the repossession and resale of financed vehicles securing defaulted finance contracts eligible for coverage. Coverage under these credit default policies are conditioned upon the Company's maintaining and adhering to the credit underwriting criteria set forth in each policy. THe Company has experienced some claim denials under these policies, which is contesting. If it is not successful in its efforts, the Company may experience an adverse financial impact. Under these policies, losses on eligible contracts are calculated in an amount equal to the Net Payoff Balance (as defined below) less the sum of (i) the Actual Cash Value (as defined below) of the financed vehicle plus (ii) the total amount recoverable from all other applicable insurance, including refunds from cancelable add-on products. The maximum coverage under these policies is $40,000 per contract.

From the time it commenced purchasing finance contracts until August 31, 1995, the Company relied upon a series of credit default insurance policies purchased through Agricultural Excess and Surplus Insurance Company ("AESIC") which were guaranteed by AESIC's parent, Great American Insurance Company. Each of these policies required that the Company make a deposit of certain moneys to segregated accounts from which losses incurred under a policy would be paid. Once the funds in an account have been depleted by losses incurred under a policy, AESIC would directly reimburse the insured.

Since August 1995, the Company has relied upon a series of credit default insurance policies purchased through The Connecticut Indemnity Company ("Connecticut Indemnity"), a subsidiary of Orion Capital Corporation or
Empire Fire and Marine a subsidiary of the Zurich Insurance Group ("Empire"). Unlike the insurance provided by AESIC, these policies do not require the Company to deposit moneys to segregated accounts to pay losses. Instead, each of the Connecticut Indemnity and Empire policies provide that the Company bear losses until such loss exceeds 8% or 10% (depending on the policy) of the aggregate amount insured under that policy. Connecticut Indemnity or Empire is obligated to pay all losses in excess of this amount to the insured.

Credit default insurance was purchased for each of the finance contracts sold to a securitization trust with the exception of Aegis Auto Receivables Trust 1995-3 for which credit default insurance was purchased for only $31.8 million of the $60.0 million of finance contracts sold to that trust. Furthermore, none of the $148.4 million finance contracts contributed to Aegis Auto Owners Trust 1995 have the benefit of credit default insurance. The Aegis Auto Owners Trust 1995 did not require this type of insurance since the principal balance owed to the certificate holders is insured by MBIA.

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

"Net Payoff Balance," for the purposes of credit default insurance, means the outstanding principal balance as of the default date plus late fees and corresponding interest no more than 90 days after the date of default. Net Payoff Balance does not include non-approved fees, taxes, penalties or assess-ments included in the original instrument, or repossession, disposition, collection, remarketing expenses and fees or taxes incurred.

Regulation

The Company acts as a sales finance company in 37 states and is licensed and/or registered in each state. The Company is subject to varying degrees of regulation and periodic examination in such states. In addition, numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. The laws of some states impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such finance contract liable to the obligor thereon for any violations by the assignor. The Company, as an assignee of finance contracts, may be unable to enforce some of its finance contracts or may be subject to liability to the obligor under some of its finance contracts if such finance contracts do not comply with such laws.

The Company is subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission. These laws require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discrimina-tory financing or unfair credit practices. The Truth in Lending Act and Re-gulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the amount financed, the total finance charge and the annual percentage rate charged on each automobile finance contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against finance contract applicants (including finance contract obligor) on the basis of race, color, religion, national origin, sex, age or marital status or on the basis that income is derived from public assistance. Under the Equal Credit Oppor-tunity Act and Regulation B promulgated thereunder, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer finance contract and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. With respect to used vehicles specifically, the Federal Trade Commission's Rule on Sale of Used Vehicles requires that all sellers of used vehicles prepare, complete and display a Buyer's Guide which explains any applicable warranty coverage for such vehicles. In addition to limiting the types of property which may be taken as collateral, the Credit Practices Rule of the Federal Trade Commission imposes additional restrictions on finance contract provisions and credit practices.

Certain of the states in which the Company operates prohibit Dealers from charging a finance charge in excess of statutory maximum rates. Finance charges include interest and any cash sale differential. The Company's agreements and other communications with Dealers stress the importance of Dealers' compliance with all applicable laws. The Company's contractual agreements with Dealers obligate Dealers to comply with all applicable laws and provide that each Dealer must indemnify the Company for any violation of law relating to a finance contract acquired from the Dealer. Every obligor
(as part of the standard financing documentation) currently acknowledges by signing the retail installment contract that the obligor is aware, and approves, of the Dealer's intended sale of the finance contract at a discount to the Company. To the best of the Company's knowledge, the obligor was not quoted a lower price for a cash purchase. Further, it is the Company's policy to terminate its relationship with any Dealer where the Company becomes aware of such incidents perpetrated either with the knowledge or tacit assent of the Dealer or by more than one salesperson at a particular Dealer. As of June 30, 1997, no Dealer had been so terminated. To the knowledge of the Company, no action has been brought or is currently threatened or contemplated against the Company alleging that Dealers regularly charge cash sale differentials. Nevertheless, if it were determined that a material number of finance contracts acquired by the Company involved violations by Dealers of applicable laws and regulations, the Company's financial position could be materially adversely affected and a widespread pattern of violation by Dealers could have a material adverse effect on the Company's future prospects.

In the event of default by an obligor on a finance contract, the Company is entitled to exercise the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the obligor voluntarily surrenders a vehicle, self-help repossession is accomplished through the engagement of an independent reposses-sion specialist. Self-help repossession is accomplished through by retaking possession of the vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order. None of the states in which the Company presently does business, except for Louisiana, has any law that would require the Company, in the absence of a probable breach of the peace, to obtain a court order before it attempts to repossess a vehicle. However, in instances where the vehicle is located on an Indian Reservation or a military base, self-help repossession is not available. In these cases, the Company enlists the assistance of the highest ranking official of the reservation or the base, as the case may be, to resolve the matter in accordance with applicable laws.

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

The Company believes it is in compliance in all material respects with regulations applicable to it, except for its late filing of its annual 10-K filing with the SEC and the Nasdaq.

Employees

As of October 20, 1997, the Company and its subsidiaries employed approximately 525 persons, including three in senior management and 194 in finance contract acquisition and administrative support and 265 persons in finance contract servicing, including one in senior management. None of the Company's employees is covered by a collective bargaining agreement.

Item 2: Properties.

Properties and Facilities

The Company's headquarters are located in approximately 30,000 square feet of leased space at 525 Washington Boulevard, Jersey City, New Jersey. The lease for such facility expires in August 2005. The Company's headquarters contain the Company's executive offices as well as those related to automobile finance contract acquisitions. On October 17, 1997, the Company announced the closing of its New Jersey facility and will be relocating to its Marietta, Georgia facility. The Company also leases office space in Irvine, California (expiring April 1999); Marietta, Georgia (expiring June 2005); and Merriam, Kansas (expiring December 1999) aggregating approximately 77,905 square feet. Such facilities are used for finance contract acquisitions, systems technology, sub-servicing and sales support. The Company, through its subsidiary SST, owns a 52,228 square foot building in St. Joseph,

Missouri. Such facility is used for its servicing operations. The building and land was purchased for $2.1 million and has outstanding mortgages of approximately $2.0 million.

Item 3:  Legal Proceedings.

Litigation

In connection with a complaint filed on April 28, 1996 by Star Holdings, Inc. d/b/a The Sloane Organization (the "Plaintiff") against the Company in the United States District Court for the Southern district of New York, captioned Star Holdings, Inc. d/b/a The Sloane Organization vs. Aegis Consumer Funding Group, Inc., alleging that the Plaintiff was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. On Jan-uary 8, 1997, the United States District Court for the Southern District of
New York denied the Plaintiff's Attachment Motion and its cross motion for partial summary judgment. The Company's Motion to Dismiss has been granted with respect to certain claims for relief made by the Plaintiff. In accordance with the procedures set by the court, both parties submitted their direct cases in writing and the remainder of the trial was set for late May 1997. The case has been settled and dismissed. Judgment was entered against the Company in the amount of $650,000 which the court believed was a valid assessment of Plaintiff's services. This amount has been paid by the Company to Plaintiff. Subsequent to this judgment, the Company filed a motion to recoup certain legal fees in the amount of approximately $75,000, to challenge the court's calculation of pre-judgment interest and to oppose Plaintiff's attempt to obtain costs and expenses from the Company. As settlement of the foregoing, Plaintiff agreed to pay $50,000 to the Company (which amount has been paid), to concede the disputed amount of the interest charge and to drop the claim for costs.

On May 2, 1996, a purported class action lawsuit on behalf of Josephine
Thornton and other individuals, captioned Josephine C. Thornton, et al., on behalf of themselves and all others similarly situated vs. Bennett Finance, Inc. et al., was filed in the New York Supreme Court for New York County against Bennett Finance Inc. and various other persons and entities alleged to have been affiliated with or employed by The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"). Other entities, including the Company, were named as defendants because they were allegedly alter egos and agents for Patrick Bennett, Michael Bennett, their parents and certain other named individual defendants. It is further alleged that, as such alter egos and agents, the corporate defendants, including the Company, engaged in common law and securities fraud, negligent misrepresentations, deceptive acts or practices, sale of unregistered securities and breaches of fiduciary duty in connection with the financing activities of Bennett Funding and Bennett Management. Plaintiffs in this action seek an accounting, unspecified compensatory and punitive damages, injunctive relief, costs, attorneys' fees and such other relief as the court deems appropriate. On or about May 30, 1997, the Company moved to dismiss all claims asserted against it in the Bennett matter. The motion to dismiss has been submitted to the court. Discovery is stayed pending a decision on the motion to dismiss. The Company believes that its motion to dismiss the complaint is meritorious.

On or about May 15, 1997, Aegis Capital Market, Inc. filed a proof of claim for approximately $668,000 in the United States Bankruptcy Court for the Northern District of New York in a case entitled In re Bennett Management and Development Corp. The proof of claim is based on a $600,000 note receivable (the "Note") issued by Bennett Management in connection with a transaction in August 1993, whereby the Company sold to Bennett Management an investment in securitized HUD Title I Loans and certain retained interests in the Company's securitizations of automobile finance contracts. The Note bears interest at 8.5% per annum and matures in August 2000. To date, such proof of claim has not been adjudicated by the court.

By letter dated August 1, 1997, counsel for ALFI contacted the Company concerning disputes under a Master Servicing Agreement dated April 6, 1996 and a letter agreement dated June 10, 1997, between the Company and ALFI (respectively, the "Master Servicing Agreement" and the "Letter Agreement"). Pursuant to the Master Servicing Agreement, ALFI had been the sub-servicer of certain securitized loan portfolios serviced by the Company. ALFI's counsel contends that: (a) the Company owes ALFI about $457,000 in unpaid servicing fees; (b) the Company owes ALFI an unstated amount in late charges; (c) the Company owes ALFI about $31,000 in other expenses; (d) the Company owes ALFI about $247,000 for reimbursement of funds paid by ALFI to certain "NSF Accounts"; and (e) the Company sent to Norwest Bank Minnesota, N.A. ("Norwest"), the Trustee of the loan portfolios, and to others, a letter that is purportedly "defamatory and actionable" in that it "places blame" for late filings of ultimately rejected RDI claims upon ALFI. The Company believes it does not owe ALFI any servicing fees and that the Company is entitled to reimbursement of about $195,000 in servicing fees it caused to be paid to ALFI but to which ALFI was not entitled. The Company also disputes that it owes ALFI any of the late charges and that it is entitled to reimbursement for late charge payments that it has made. The Company has caused to be paid the expenses sought by ALFI and $232,000 to the NSF Account. ALFI has not supplied supporting documentation for the remaining $15,000 for which it sought reimbursement for payment to the NSF Account.

In addition, ALFI has withheld $191,000 which it owes the Company under a Subcontracting Agreement between the Company and ALFI dated April 6, 1996, apparently as a means of securing its purported claims under the Master Servicing Agreement. In response, the Company has withheld $37,000 from ALFI under the Letter Agreement.

By letters dated May 28, 1997, Norwest informed the Company that, to the extent the rejection of untimely filed RDI claims ultimately exceed the deductibles on the applicable insurance policies, there would be an event of default under the Company's agreements with Norwest. An aggregate amount of $1,579,000 in RDI claims have been denied due to untimely filings. The Company believes approximately $450,000 of additional similar claims exist. While the Company denies liability for the untimely filings and contends that ALFI had the responsibility to timely file all such claims pursuant to the Master Servicing Agreement, the Company, by letter dated June 19, 1997, notified Reliance Insurance Company ("Reliance"), its errors and omission insurance policy carrier, of the potential claim against it by Norwest. By letter dated July 10, 1997, Reliance acknowledged the Company's $3,000,000 insurance policy (containing a $350,000 deductible) and reserved its right to deny coverage on several grounds. Should the Company be found liable for some or all of the losses caused by the untimely filing of the RDI claims, it does not believe that Reliance's reservation of rights will not preclude coverage.

On or about July 11, 1997, an action was brought in the Superior Court of the State of California for the County of Orange, by James Osborn, an employee of a temporary placement agency whose services were utilized by the Company, alleging wrongful termination and sexual harassment against the Company and one of its employees. His wife, Susan Osborn, has filed a complaint against
the Company for loss of consortium (collectively, the "Plaintiffs").   The
Plaintiffs assert claims against the Company and its employee for special damages in an aggregate amount of $6,000,000, general damages in an aggregate amount of $6,000,000, punitive damages in an aggregate of amount $6,000,000, for a civil penalty in the amount of $75,000 under the California Civil Code, for attorneys fees and costs and for prejudgment interest at the legal rate of ten percent. The Company received an offer to settle this matter for a total amount of $399,996. The Company has refused this settlement offer and on September 30, 1997 filed responsive pleadings. The case is currently in the discovery stage. The Company believes it has meritorious defenses to these allegations and intends to defend this matter vigorously.

On or about September 3, 1996, an action was brought in the United States District Court for the Middle District of the State of Louisiana on behalf of a putative class defined as persons who hold installment contracts originated by and/or negotiated to Chase Bank, N.A. ("Chase") and Aegis Auto Finance, Inc. ("Aegis") and their Louisiana affiliates with respect to vehicle purchases made from a specific Louisiana dealer. Plaintiffs assert claims for compensatory and punitive damages under the Federal Truth-in-Lending Act ("TILA") and Louisiana state law based on the allegation that certain taxes and state fees were improperly included in the "amount financed" section of the contract thus causing the disclosed "annual percentage rate" under the relevant contracts to be misstated by a small but actionable amount. Chase and Aegis have moved to dismiss the complaint for failure to state a claim. The motion was briefed and submitted to the court this summer. On or about August 19, 1997, the court granted the Company's motion for summary judgment dismissing all claims against
the Company.  To date, final judgement has not been entered.   Plaintiffs have
thirty days from the date of the entry of final judgment to file a notice of appeal. It is likely that a notice of appeal will be filed.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to these actions, not including the actions described above, in the aggregate or individually will not materially affect the results of operations, cash flows or financial position of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders.

There were no submissions of matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                              PART II

Item 5:  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "ACARE". The following table sets forth, for the periods indicated, the high and low per share sales prices for the Common Stock as reported on the NNM. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    Price of Common Stock
                                                    ---------------------
                                                      High          Low
                                                      ----          ---

Fiscal year ended June 30, 1996:
-------------------------------
Quarter ended September 30, 1995                     $8 3/8       $7
Quarter ended December 31, 1995                       8 3/4        7
Quarter ended March 31, 1996                          7 1/2        5 5/8
Quarter ended June 30, 1996                           6 5/8        5

Fiscal year ended June 30, 1997:
-------------------------------
Quarter ended September 30, 1996                     $5 3/4        $3 7/8
Quarter ended December 31, 1996                       5 1/2         2 3/8
Quarter ended March 31, 1997                          3 1/2         31/32
Quarter ended June 30, 1997                           1 11/32       5/8


On August 25, 1997, the Nasdag Stock Market announced new listing requirements to further strengthen both the quantitative and qualitative requirements for issuers listing on Nasdaq. As of October 20, 1997, the Company does not meet all of the new requirements for continued listing. The Company has until February 23, 1998 to meet all the new requirements. Under new listing requirements, the Company's minimum bid price must be at least $1; as of October 23, 1997, the Company's bid price was $ 9/32. Furthermore, on
October 17, 1997, the Company received notification from Nasdaq of a potential delisting due to certain events including the non timely filing of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997. The Company has received a stay from Nasdaq pending the outcome of a hearing scheduled for December 4, 1997.

As of October 31, 1997, there were approximately 4,200 holders of record of the Company's Common Stock.

The Company's capital stock consists of 30,000,000 authorized shares of common stock, par value $.01 per share, of which, as of October 31, 1997, 17,677,217 shares were issued and outstanding; and 2,000,000 authorized shares of preferred stock, par value $.10 per share, of which, as of November 12, 1997, 1,100 shares were designated as Series C with 306 shares outstanding and 21,350 shares were designated as Series D, 2,100 shares were designated as Series E and 2,100 shares were designated as Series F.

On October 16, 1997, the Company's holders of its Debenture converted the Debenture into Cumulative Convertible Preferred Stock, Series D ("Series
D Preferred Shares"). The Debenture, with a face value of $21.3 million and an interest rate of 12% were converted into 21,107 Series D Preferred Shares with a 12.75% dividend and a redemption value of approximately $21.1 million. The Series D Prefered Shares are convertible into common stock at $1.26 per share.

On November 10, 1997, the Company's holders of the remaining subordinated debt converted its debt into Cumulative Preferred Stock ("Series E and F Preferred Shares"). The debt, with a face value of $4.0 million and an interest rate of 12% was converted into 2,000 shares each of Series E and F Preferred Shares
with a 12.0% dividend and a redemption value of $4.0 million.   The Series E
Preferred Shares are convertible into common stock at $1.26 per share and the Series F Preferred Shares are convertible into common stock at $2.00 per share.

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

The transfer agent and registrar for the Company's Common Stock is FCTC Transfer Services, 505 Thornall Street, Suite 303, Edison, NJ 08837.

Item 6:  Selected Financial Data.

                                              Year Ended June 30,
                                 ---------------------------------------------
                                  1993      1994     1995     1996     1997(*)
                                 -----      ----     ----     ----     -------
                                            (dollars in thousands)
Statement of Operations Data:
Auto Finance Revenues
Gains (losses) from
 securitization transactions $     -    $ 2,876(1)  $9,523  $32,323  ($27,416)
Interest Income                    -      1,321      6,710   13,795    21,869
Servicing fee income               -          -          -        -     4,038
Fees and commissions             438      2,294        259      274     1,281
Other income                       -          -        230      113       218
                                 ---     -------    ------   ------  --------
   Total auto business revenues  438      6,491     16,722   46,222        (9)
Other business revenues(2)     5,926      4,686      1,088      106         -
                              ------     ------     ------   ------    ------
Total revenues                 6,364     11,177     17,810   46,328        (9)
                              ------     ------     ------   ------    ------
Operating Expenses
  Salaries and other
  employee costs               2,701      3,568      3,897    8,266    13,876
  Interest expense                 -        968      4,794   10,091       588
  Provision for credit losses      -        287        941    3,505     9,427
  Other operating expenses     3,016      3,599      4,511    6,898    13,022
                               -----      -----      -----    -----    ------
   Total operating expenses    5,717      8,422     14,143   28,760    52,913
                               -----      ------    ------   ------    ------
Charge for release of
 Escrowed Shares(3)                -          -        879      807         -
                               -----     ------     ------    -----    ------
  Operating income (loss)        647      2,755      3,042   16,761   (52,922)
                               -----     ------     ------   ------    -------
  Provision for (recovery of)
  income taxes                   334      1,352      1,768    7,472    (8,427)
                                ----     ------     ------   ------   --------
  Net income (loss)             $313     $1,403     $1,274   $9,289  ($44,495)
                                ====     ======     ======   ======   ========

Net income (loss) available for
 common stockholders            $313     $1,178     $1,079   $9,018  ($44,688)
                                ====     ======     ======   ======  =========
Portfolio Data:
Number of finance contracts
 acquired                      1,148      2,964     10,895   36,739    47,722
Amount of finance contracts
 acquired                    $12,181    $33,738   $132,294 $451,536  $591,841
Weighted average size of
 finance contracts acquired    $10.6      $11.4      $12.1    $12.3     $12.4
Weighted average interest
 rate of finance contracts
 acquired                      20.6%      20.1%      20.2%     20.1%    20.4%
Finance contract portfolio
 securitized                  $4,289    $26,043   $119,251  $432,410 $567,181
Repossession Inventory:
  Number of vehicles               9         30         78       698    2,212
  Defaulted principal balance    $99       $322       $840    $7,861  $25,500

Finance Contracts liquidated awaiting other recoveries:
  Number of vehicles              11         25         30     1,552    4,879
  Defaulted principal balance    $53       $124       $122    $9,212  $33,348
Gross charge-off ratio(4)(5)    0.4%       2.1%       3.4%      2.4%     6.7%
Net charge-off ratio(4)(6)       N/M       0.2%       0.8%      1.2%     4.7%
Number of leases originated(7)     -         92      1,914        25       -
Amount of leases originated(7) $   -     $1,571    $29,025      $436   $   -
Weighted average interest rate
 of leases originated(7)         N/A      15.8%      16.6%     17.1%       -

Operating Data:
Finance contract portfolio
 outstanding(8)              $11,156    $38,844   $146,557  $500,694 $813,055
Delinquency (>30 days) ratio(9) 3.8%       0.7%       6.5%      9.0%    12.0%
Loans in repossession or
 bankruptcy(10)                 1.9%       2.7%       2.3%      4.2%     8.5%
                                ----     -----       -----     -----     ----
Total delinquencies             5.7%       3.4%       8.8%     13.2%    20.5%
                               =====     ======      =====     =====    =====
Number of states                N/M          14         25        32       31
Number of Dealers               N/M         375      1,200     2,900    4,200
Number of sales representatives N/M           8         24        49       38



                                            At June 30,            June 30, 1997
                              ------------------------------------ -------------
                              1993   1994    1995     1996   1997   Pro-forma(11)
                              -----  ----   -----    -----   ----- -------------
Balance Sheet Data:
Cash and cash equivalents     $495    $981   $5,971  $8,776  $4,493    $4,493
Automobile finance
 receivables, net                -  15,788   39,784  41,058  34,655    34,655
Retained interests in
 securitized receivables     1,243   4,434   23,985  70,243  33,330    33,330
  Total assets               4,442  23,527   84,737 127,137  83,483    83,156
Warehouse credit facilities      -  15,260   48,162  37,202  17,407    17,407
Notes payable                    -       -   12,956  29,849  36,813    36,156
Subordinated debentures          -       -        -      -   24,032         -
Stockholders' equity
 (deficit)                   2,677   4,083   15,697  33,991 (10,578)    13,391

<F1>
(1) Includes approximately $678,000 in gains realized from related parties in connection with securitization transactions.
<F2>
(2) Other business revenues represents revenues from the Company's non-automobile finance related activities.
<F3>
(3) Represents a charge for release of 113,386 shares in 1995 and 150,118 shares in 1996 of Common Stock placed in escrow by the executive officers of the Company in connection with the Company's initial public offering of Common Stock.
<F4>
(4) The Company records both gross and net losses when all potential recoveries on a defaulted finance contract have been realized.
<F5>
(5) The gross charge-off ratio is calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance; net of repossession and liquidation costs, as a percentage of average outstanding principal balance of the finance contract portfolio outstanding as of each period end.
<F6>
(6) The net charge-off ratio equals the aggregate balance of finance contracts liquidated (including those previously sold in securitized transactions) plus repossession and liquidation expenses, less all recoveries from the sale of the collateral, risk default and other insurance proceeds or otherwise, as a percentage of average outstanding principal balance of the finance contract portfolio as of each period end.
<F7>
(7) The Company ceased funding leases in the first quarter of its 1996 fiscal year.
<F8>
(8) Principal balance of all finance contracts acquired, including those previously sold in securitized transactions and excluding those which are in repossession and no longer eligible for reinstatement as of each period end.
<F9>
(9) Percentage based on outstanding principal balance.
<F10>
(10)Includes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.
<F11>
(11)Pro-forma adjustments reflect the conversion of the Company's $24.0 million subordinated debt (with a face value of approximately $25.3 million) and approximately $263,000 of accrued interest into approximately $25.1 million of equity.
<F12>
(*) The Company's audited consolidated financial statments contain a report from its independent auditors which question the Company's ability to continue to operate as a going concern. (See Item 8).
N/M not meaningful.

QUARTERLY FINANCIAL DATA:
Summarized financial data is as follows (dollars in thousands, except for per share amounts):

                                                                Quarter Ended
                   -------------------------------------------------------------------------------------------------
                    Sept. 30,     Dec. 31,   Mar. 31,    June 30,    Sept. 30,      Dec. 31,    Mar. 31,   June 30,
                      1995          1995       1996        1996         1996         1996        1997         1997
                    --------      -------    -------     --------    ---------       -------    -------     --------
Revenues            $9,158        $9,405     $13,064     $14,700      $13,689      ($22,532)    $11,211      $(3,623)
                    ------         -----      ------      ------       ------       -------      ------        ----
Interest expense     2,124         2,459       2,723       2,784        3,014         4,214       6,447       2,914
Other expenses       3,386         3,720       5,824       6,547        5,361        10,759       9,926      10,279
                    ------        ------      ------      ------       -------       -------     ------      ------
Total expenses       5,511         6,179       8,547       9,331        8,374        14,973      16,373      13,193

Net income (loss) before income
 taxes (benefit)     3,647         3,227       4,517       5,369        5,315      (37,505)      (5,162)   (15,570)
Provision (Benefit) for
 income taxes       1,641          1,384       1,988       2,460        2,179      (10,606)           -          -
                   ------          -----       -----       -----        ------      -------      -------

Net income (loss)  $2,006         $1,844      $2,529      $2,909       $3,136     ($26,899)      ($5,162) ($15,570)
                   ======        =======      ======      ======       ======      ========       ======= =========
Net income (loss) available
 to shareholders   $2,006         $1,844      $2,529      $2,768       $3,136     ($26,958)      ($5,206) ($15,592)
                  =======        =======      ======      ======       =======     ========       ======= =========
Net income (loss) per
 common share:
     Primary        $0.15          $0.13       $0.17       $0.19        $0.19       ($1.68)       ($0.31)   ($0.88)
                    =====          =====       =====       =====        ======       ======        ======    ======
     Fully Diluted  $0.14          $0.12       $0.16       $0.18        $0.19       ($1.68)       ($0.31)   ($0.88)
                    =====          =====       =====       =====        ======      =======        ======    ======


The quarters ended December 31, 1995, March 31, 1996, June 30, 1996,
September 30, 1996, December 31, 1996, March 31, 1997 and June 30, 1997
included write downs on retained interests in securitized receivables of $1.5 million, $2.5 million, $3.5 million, $2.0 million, $29.0 million, $4.4 million and $13.6 million, respectively. The quarter ended March 31, 1997 has been restated to reflect a $4.4 million write down on retained interests in securitized receivables resulting from a correction of an error in the Company's valuation model discovered during the valuation process for the quarter ended June 30, 1997.

The quarter ended June 30, 1996, included a non-cash charge of $807,000 from the release of escrowed shares which was offset by an increase in paid-in-capital. There was no impact on total stockholders' equity as a result of the escrow share release and the resultant non-cash charge.

Item 7: Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company relates to fiscal years ended June 30, 1995, 1996 and 1997, and should be read in conjunction with the preceding Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. All references to full years are to the applicable fiscal year of the Company.

Overview

The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992, through June 30, 1997, the Company has acquired approximately $1.25 billion of finance contracts, of which $1.03 billion have been securitized in twenty-one offerings of asset-backed securities.

The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.


                                                           For the Quarters Ended
                         --------------------------------------------------------------------------------------
                         June 30,  Sept. 30, Dec. 31,  Mar. 31, June 30,  Sept. 30, Dec. 31.  Mar. 31, June 30,
                           1995      1995      1995      1996     1996      1996      1996      1997    1997
                          -------    -------   -------  -------   ------    -------   ------    ------- ------
                                                             (dollars in thousands)
Number of finance
 contracts acquired
 during period.........   4,901     5,943     8,190    10,569    12,037    15,401    14,584    8,992    8,745
Average finance contract
 balance ..............   $12.2     $12.2     $12.3     $12.2     $12.4     $12.4     $12.3    $12.3    $12.6
Aggregate value of
 finance  contracts acquired
 during period.........  59,609     72,562  100,582    128,781  149,612   190,843   179,933  110,580  110,485
Gains from securitization
transactions(1)(2).....   5,197      6,023    7,424     12,759   10,824    10,349     (578)    5,979    5,797
Gains from whole loan
 sales.................      40         48       64        111      290         -         -       37        -
Net interest (expense)
 income................     765        866    1,021        546      993     2,129     2,747    2,894    1,931
Revenue(3)(4)..........   6,111      7,034    6,946     10,341   11,916    10,675  (26,747)    4,765   (5,291)
Finance contracts securitized
during period..........  54,000     67,630   85,368     130,138 149,274   173,258     4,870  238,393  148,814
Finance contracts sold
 during period.........   1,000      1,000    1,801       2,752   2,250         -         -   15,000        -
Servicing portfolio
(at period end)(5)..... 146,557    197,911  287,481     401,704 500,694   645,551   759,304  783,757   813,055

<F1>
(1)   Excludes gains from whole loan sales of finance contracts.
<F2>
(2) The quarters ended December 31, 1995, through June 30, 1997 are before write downs of $3.1 million, $1.5 million, $3.5 million, $2.0 million, $29.0 million, $4.4 million and $13.6 million, respectively, taken on prior retained interests in securitized receivables.
<F3>
(3) Revenue is net of interest expense and includes the write downs on retained interests in securitized receivables.
<F4>
(4) The quarter ended March 31, 1997 has been restated to reflect a $4.4 million write down on retained interests in securitization receivables resulting from a correction of an error discovered in the Company's valuation model, relating to such quarter, during the valuation process for the June 30, 1997 quarter.
<F5>
(5) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.

Revenues

The Company's primary sources of revenues consist of two components: gains from securitization transactions and interest income.

Gains (Losses) from Securitization Transactions. The Company warehouses the finance contracts it acquires and periodically sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference (gross spread) between the annual rate of interest paid by the consumer (APR) on the finance contracts acquired and the interest rate on the asset-backed securities sold (certificate rate). When the Company securitizes its finance contracts, it records a gain from securitization transactions and establishes an asset referred to as retained interest in securitized receivables. Gains from securitization transactions are equal to the retained interest on the securitized receivables plus the difference between the net proceeds from the securitization and the cost (including the cost of VSI Policy and credit default premiums) to the Company of the finance contracts sold. The retained interest on securitized receivables represents the estimated present value of the estimated future cash flows to be received by the Company, discounted at a market-based rate, taking into consideration (i) contractual obligations of the obligor, (ii) amounts due to the investors in asset-backed securities,
(iii) various costs of the securitizations, including the effects of hedging transactions, if any, and (iv) adjustments to the cash flows to reflect estimated prepayments of finance contracts and losses incurred in connection with defaults. Subsequent to securitization, the Company continues to service the securitized finance contracts, for which it recognizes servicing fees over the life of the securitization. Retained interest in securitized receivables represents the difference between the weighted average finance contract rate earned and the rate paid on certificates issued to the investors in the securitization, less servicing fees and other costs over the life of the securitization. Retained interest in securitized receivables is computed by taking into account certain assumptions regarding prepayments, defaults, servicing and other costs. The Company reviews on a quarterly basis the retained interest in securitized receivables. If actual experience differs from the Company's assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against gains from securitization transactions (See "Results of Operations"). The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company also bases these assumptions on the performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on estimated repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI
Policy coverage and recoveries from the Company's credit default insurance.

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

The following table provides information for each of the Company s rated securitizations:


                                        Weighted
                            Remaining   Average    Weighted
                            balance at  Finance    Average
                  Original   June 30,   Contract  Certificate  Current      Gross           Net
Securitizations   Balance     1997       Rate(1)     Rate(1)   Ratings  Spread (1)(2)   Spread(1)(3)
--------------    -------    ------     -------    ---------   -------  -------------   ------------
                                                 (dollars in thousands)
Aegis Auto Receivables Trust,
Series:
1994-A . .       $18,539     $2,595      20.28%      7.74%       A(4)        12.54%         8.70%
1994-2 . .        23,251      4,722      19.82       8.04       A+(4)        11.78          8.12
1994-3 . .       21,000(5)    5,379      19.66       9.46       A+(4)        10.20          6.46
1995-1 . .       21,000(5)    6,437      20.41       8.60       A+(4)        11.81          8.46
1995-2 . .       54,000(5)   19,381      19.94       7.16       A+(4)        12.78          8.98
1995-3 . .       60,000(5)   24,809      20.04       7.09       A+(4)        12.95         10.12
1995-4 . .       70,000(5)   32,440      19.88       6.65     BBB+(4)        13.23         10.41
1996-1 . .       92,000(5)   49,626      20.13       8.44(6)      (7)        11.69          8.89
1996-2 . .      105,000(5)   65,912      20.10       8.93(8)      (9)        11.17          8.40
1996-3 . .      110,000(5)   79,329      20.20      8.82(10)     (11)        11.40          8.75
Aegis Auto
Owners Trust .  148,347      90,766      20.14      6.53         (12)        13.61         10.87

<F1>
(1)    Values as of closing date.
<F2>
(2) Difference between the Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the "Weighted Average Certificate Rate").
<F3>
(3) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses, if any.
<F4>
(4)    Indicates ratings by Duff & Phelps.
<F5>
(5) Includes prefunded amounts which were transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4, 1996-1,1996-2, 1996-3 and by the first week of the next quarter for 1994-3.
<F6>
(6)    The Weighted Average Certificate Rate is composed of the following:
       the Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
<F7>
(7) The 1996-1 Securitization has Class A Notes rated B+ by Duff & Phelps and B by Fitch; Class B Notes rated B by Duff & Phelps and CCC by
       Fitch and Class C Notes rated C by Duff & Phelps and CCC- by Fitch.
<F8>
(8)    The Weighted Average Certificate Rate is composed of the following:
       the Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%.
<F9>
(9) The 1996-2 Securitization has Class A notes rated B+ by Duff & Phelps and CCC+ by Fitch; Class B notes rated B by Duff and Phelps and CC+ by Fitch and Class C notes rated C by Duff & Phelps and CC by Fitch.
<F10>
(10)   The weighted average Certificate Rate is composed of the following:
       the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.
<F11>
(11)   The 1996-3 Securitization has Class A notes rated BBB- by Duff &
       Phelps and B- by Fitch;  Class B notes rated B by Duff & Phelps and
       CC+ by Fitch and Class C notes rated C by Duff & Phelps and CC by Fitch.
<F12>
(12)   The Owner Trust Facility has Class A notes rated AAA by Standard &
       Poors and Aaa by Moody s and Class B certificates rated Ba1 by Moody s.


The following table provides information for each of the Company's securitizations under its $1.0 billion Purchase Facility:

                         Weighted   Weighted
                         Remaining  Average  Weighted
                         balance at Finance   Average
                 Original June 30,  Contract Certificate   Gross     Net
Securitizations  Balance   1997     Rate(1)  Rate(1)  Spread(1)(2) Spread(1)(3)
---------------  -------  -------   -------  --------  ----------- ------------
1997-1          $238,693 $205,137    20.43%  9.5%(4)    10.93%       8.46%
1997-2 . .        37,163   35,258    20.67   9.75(5)    10.92        8.48
1997-3. .         38,475   37,673    20.73   9.53(6)    11.20        8.81
1997-4 . .        74,721   74,111    20.40   9.38(7)    11.22        8.62

<F1>
(1) Values as of closing date.
<F2>
(2) Difference between the Weighted Average APR on finance contracts and the Weighted Average Certificate Rate.
<F3>
(3) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee fees.
<F4>
(4) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.3% and the Class B Certificate rate is 13.73%


<F5>
(5) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.5% and the Class B Certificate rate is 13.9%.
<F6>
(6) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.25% and the Class B Certificate rate is 13.8%.
<F7>
(7) The weighted average Certificate Rate is composed of the following:
    the Class A certificate rate is 7.1% and the Class B Certificate Rate is 13.6%.


Results of Operations

Fiscal year ended June 30, 1997 Compared To Fiscal year ended June 30, 1996

Revenues
Revenues decreased to a negative $9,000 (net of a write down of $49.0 million on retained interests in securitized receivables) for the fiscal year ended June 30, 1997 from $46.3 million (net of a write down of $7.5 million on retained interests in securitized receivables) for the fiscal year ended
June 30, 1996, a decrease of $49.0 million or 100.0%.

Gains or Losses from Securitization Transactions. Gains or losses from securitization transactions decreased to a loss of $27.4 million for the fiscal year ended June 30, 1997 from a gain of $32.4 million for the fiscal year ended June 30, 1996, a decrease of $59.8 million. The decrease in gains or losses from securitization transactions includes write downs of $49.0 million (described below) taken on the retained interests in securitized receivables from earlier securitizations. During the fiscal year ended
June 30, 1997 and 1996, the Company incurred $49.0 million and $7.5 million, respectively, of what management believes to be permanent impairment losses on its retained interests in securitized receivables portfolio. The most significant causes of the permanent impairment were higher than expected default rates on the underlying finance contracts and a significant deterioration in the Company's recovery rates from the disposition of repossed vehicles. As a result of these differences and other observations on portfolio performance, current assumptions utilized in current valuations have been adjusted to reflect the higher default rates and lower recovery rates actually experienced. The decrease in gains or losses from securitization transactions is also a result of the Company's current assumptions utilized in evaluating its retained interest in securitized receivables, which reflect higher than expected defalut rates and higher losses on the balances outstanding at the time of default, over the life of the securitization trust compared to the levels used in the comparable period a year agao and a decrease in the net spread available. The decrease is also partially attributable to the lack of a material securitization transaction in the three months ended December 31, 1996 and the lower gain obtained on securitization transactions completed in the fiscal year ended June 30, 1997 compared to the gains obtained in the fiscal year ended June 30, 1996. The securitizations completed in the six months ended June 30, 1997 under the Company's Purchase Facility are not rated. The adjusted assumptions utilized in valuing its newly created retained interests in securitized receivables resulted in significantly lower unrealized gains on such transactions. Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance.
When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent impairment losses on the carrying value of these assets. During the fiscal year ended June 30, 1996, the Company also recorded a valuation allowance of $0.6 million on a note receivable from a related party with no such charge in the comparable 1997 period.

Interest Income. Interest income increased to $21.9 million for the fiscal year ended June 30, 1997 from $13.6 million for the fiscal year ended June 30, 1996, an increase of $8.3 million or 61.0% primarily as a result of the Company's increased finance contract volume. The Company's monthly average outstanding balance of finance contracts owned increased to $112.0 million at June 30, 1997 from $50.3 million at June 30, 1996, an increase of $61.7 million or 122.7%. This significant increase in the average outstanding balance is attributed to the Company not securitizing or otherwise disposing of its finance contracts acquired in the quarter ended December 31, 1996 until March 1997. The Company also recorded income of $875,000 representing the accretion of its dealer discount, net of direct costs, of loans held for investment for the fiscal year ended June 30, 1997. There was no accretion from the corresponding period of the comparable period a year ago as balances held for investment were not material. (Interest income is net of servicing fees paid).

Servicing Fee Income. For the fiscal year ended June 30, 1997, the Company recognized servicing fee income of $4.0 million which includes $1.8 million relating to its new servicing operations there was no comparable income for the fiscal year ended June 30, 1996. The Company also recognized income of $2.2 million for the fiscal year ended June 30, 1997, from the sub-servicing agreements with ALFI compared to approximately $237,000 in the comparable 1996 period.

Fees and Commissions Earned. For the fiscal year ended June 30, 1997, the Company recognized $870,000 in warranty fees earned. There was no such income recognized for the fiscal year ended June 30, 1996.

Operating Expenses
Operating expenses increased to $53.0 million for the fiscal year ended
June 30, 1997 from $29.6 million for the fiscal year ended June 30, 1996, an increase of $23.4 million or 79.1%.

Interest Expense. Interest expense increased to $16.6 million for the fiscal year ended June 30, 1997 from $10.1 million for the fiscal year ended June 30, 1996, an increase of $6.5 million or 64.4%, as a result of the increased financing requirements for the increased finance contract balances. The increase in interest expense represents 27.8% of the total increase in operating expenses. The Company's monthly average outstanding balance on its warehouse credit facility increased to $126.8 million for the fiscal year ended June 30, 1997 from $74.4 million for the fiscal year ended June 30, 1996. The Company's warehouse credit facilities accrue interest at fluctuating interest rates that ranged from 8.125% to 9.6875% for the fiscal year ended June 30, 1997 compared to a low of 9.0625% and a high of 10.125% for the fiscal year ended June 30, 1996. The significant increase in the average outstanding balance is attributed to the Company not securitizing or otherwise disposing of the finance contracts acquired in the second quarter ended December 31, 1996 until March 1997. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $35.6 million for the fiscal year ended June 30, 1997, compared to a monthly outstanding average balance of $20.2 million for the fiscal year ended June 30, 1996.

Salaries and Other Employee Costs. Salaries and other employee costs increased to $13.9 million for the fiscal year ended June 30, 1997 from $9.1 million for the fiscal year ended June 30, 1996, an increase of $5.6 million or 52.9%, due to an increase in the number of employees to approximately 520 (including 130 SST employees) at June 30, 1997 from approximately 340 employees at June 30, 1996. In addition temporary help charges incurred increased to approximately $2.7 million for the fiscal year ended June 30, 1997 from approximately
$405,000 for the fiscal year ended June 30, 1996, an increase of $2.3 million. Temporary employment agencies, specializing in providing collectors, are utilized in the Company's Irvine, California collections unit as a screening process for hiring new collectors. The collections unit expanded its operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company. The Company expects continued increases in the number of permanent employees, as well as total salary costs, as it expands its servicing operations of SST. In addition, salaries and other employee costs for the fiscal year ended June 30, 1997 were reduced by an adjustment of $611,000 relating to the forfeitures of the deferred portion of contractual bonuses of certain executive officers earned for the year ended June 30, 1996.

Provision for Credit Losses.  The provision for credit losses increased to
$9.4 million for the fiscal year ended June 30, 1997 from $3.5 million for the fiscal year ended June 30, 1996, an increase of $5.9 million or 169.0%.
The Company's provision for credit losses is affected by: (i) the Company's increased acquisition volume of finance contracts; (ii) the Company's decision to discontinue purchasing credit default insurance on its lease originations effective January 1995; (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its finance contract acquisitions (to the extent finance contracts remain uninsured for default, the Company's loss ratio is higher); (iv) the increase in delinquent automobile finance receivables (as discussed below); (v) the change in the Company's historical loss ratios; and (vi) the ratio of current finance contracts to total finance contracts at June 30, 1997 (50.1%) compared to June 30, 1996 (72.4%). These changes resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid, sold or charged off) to 16.6% at June 30, 1997 from 7.1% at June 30, 1996. The provision for credit losses for the fiscal year ended June 30, 1997 includes an adjustment for $500,000 of estimated recoveries of sales taxes paid on automobile finance contracts which became delinquent and/or defaulted. Exclusive of this adjustment, the provision for credit losses increased to
$9.9 million, an increase of $6.4 million from the fiscal year ended June
30, 1996. The Company maintains residual value insurance relating to its entire lease portfolio.

Rent and Electricity, Office Expenses and Communicatins. Rent and electricity charges increased to $2.0 million for the fiscal year ended
June 30, 1997 from $1.2 million for the fiscal year ended June 30, 1996 an increase of $769,000 or 61.6% due to processing centers being expanded or the servicing subsidiary, SST being opened. In addition, in the second quarter of fiscal 1996, the Company expanded its Jersey City Headquarters and in the third quarter of fiscal 1996 the Company relocated and expanded its collections department located in Irvine, California and in fiscal 1997 opened its servicing subsidiary, SST, in St. Joseph, Missouri. Correspondingly, office expenses increased to $2.1 million for the fiscal year ended June 30, 1997 from $400,000 for the fiscal year ended June 30, 1996, an increase of $1.2 million or 133.3% and communication expenses increased to $2.5 million for the fiscal year ended June 30, 1997 from $975,000 for the fiscal year ended June 30, 1996, an increase of $1.5 million or 156.4%. Communication expenses include expenses relating to receiving and sending electronic data including expenses relating to obtaining credit reports and other data services, telephone charges, faxes, the linking of the collections department to ALFI and SST and the linking of all offices including SST to systems development located in the Merrian, Kansas facility.

Professional fees. Professional fees, including those paid to related parties, increased to $2.6 million for the fiscal year ended June 30, 1997 from $1.3 million for the fiscal year ended June 30, 1996, and increase of $1.3 million or 100.0% due to the follwing: (i) an increase in legal fees of approximately $916,000 primarily as a result of defending lawsuits entered into against the Company, as previously discussed, and other general corporate matters (ii) an increase in accounting and auditing fees of approximately $153,000 (iii) an increase directors fees of 117,000.

Equipment Rental. Equipment rental increased to $1.2 million for the fiscal year ended June 30, 1997 from, $687,00 for the fiscal year ended June 30, 1996, an increase of $497,000 or 72.3% due to the increase in the number of employees to 520 (including 130 SST employees) at June 30, 1997 from 340 employees at June 30, 1996, the majority of whom require computers, the most significant component of equipment rental costs.

All Other Operating Expenses. Other operating expenses increased to $3.0 million for the fiscal year ended June 30, 1997 from $2.4 million for the fiscal year ended June 30, 1996, and increase of $1.3 million or 53.6%. This increase is the result of the following: (i) an increase in travel and entertainment expense of $183,000 due to the Company's expansion into new territories and new business, (ii) an increase in amortization and depreciation of $529,000 due to increased purchases of fixed assets, including leasehold improvements to expanded office space and (iii) an increase of $555,000 in other expenses such as insurance, advertising and promotional expenses, other taxes, such as state privelege taxes and other miscellaneous taxes and miscellaneous expenses.

Income Tax (Benefit) Expense. A net tax benefit of $8.4 million was recorded by the Company for the fiscal year ended June 30, 1997 which is net of a valuation adjustment of $12.9 million which represents an adjustment to the income tax benefit relating to losses incurred in excess of previously earned income. Exclusive of the valuation adjustment, the Company's tax benefit would have been $21.3 million (an effective tax rate of 42%). A tax expense of $7.5 million was recorded by the Company for the fiscal year ended June 30, 1996
(an effective tax rate of 44%). The change in effective tax rates is attributed to decreased state and local taxes.

Net (Loss) Income. The Company recognized a net loss of $44.5 million for the fiscal year ended June 30, 1997. The net loss resulted from several factors including: (1) a write down of $28.4 million, net of taxes, in retained interests in securitized receivables; (2) the decrease in gains or losses from securitization transactions because the Company's current assumptions utilized in evaluating its retained interest in securitized receivables reflect higher than expected default rates and lower recovery rates over the life of the securitization trust than those assumed in the comparable period a year ago, and (3) a deferred tax asset valuation adjustment of $13.8 million taken on losses incurred in excess of previously earned income.

Fiscal Year Ended June 30, 1996 Compared To Fiscal Year Ended June 30, 1995

Revenues
Revenues increased to $46.3 million for the fiscal year ended June 30, 1996 from $17.8 million for the fiscal ended June 30, 1995, an increase of $28.5 million or 160.1%.

Gains from Securitization Transactions. Gains from securitization transactions increased to $32.4 million for the fiscal year ended June 30, 1996 from $9.5 million for the fiscal year ended June 30, 1995, an increase of $22.9 million or 240.5%. The increase in securitized gains was offset by write downs of $7.5 million taken on the retained interests in securitized receivables from earlier securitizations and a $600,000 valuation allowance on a note receivable from a then-related party created in a prior sale of a retained interest. Additionally, the Company's securitization costs increased by approximately $326,000 as a result of the inherent costs associated with issuing warrants to Greenwich in connection with the Securitization Facility. Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. During the year ended June
30, 1996, the Company incurred $7.5 million of, what management believes to be, permanent losses on its retained interests in securitized receivables portfolio. The cause of the permanent impairment was higher than expected default rates on the underlying finance contracts. As a result of these increases, current assumptions utilized in current valuations have been adjusted to reflect the higher default rates.

Interest Income. Interest income increased to $13.3 million for the fiscal year ended June 30, 1996 from $6.9 million for the fiscal year ended June 30, 1995, an increase of $6.4 million or 92.8%, primarily as a result of the Company's increased finance contract volume. The Company's weighted monthly average outstanding balance of finance contracts owned increased to $50.3 million in the fiscal year ended June 30, 1996 from $18.3 million for the fiscal year ended June 30, 1995, an increase of $32.0 million or 174.9%. Since the

Company s weighted average coupon has remained at approximately 20.5%, the increase in interest income is partially attributable to the increase in the weighted average outstanding balance of $32.0 million during the fiscal year ended June 30, 1996 or approximately $6.6 million. (Interest income is net of servicing fees paid).

Operating Expenses. Operating expenses increased to $29.6 million for the fiscal year ended June 30, 1996 from $14.8 million for the fiscal year ended June 30, 1995, an increase of $14.8 million or 100.2%.

Interest Expense. Interest expense increased to $10.1 million for the fiscal year ended June 30, 1996 from $4.8 million for the fiscal year ended June 30, 1995, an increase of $5.3 million or 110.5%, as a result of the increased financing requirements caused by the Company's increased finance contract acquisition activity. The increase in interest expense represents 51.1% of the total increase in operating expenses and is partially attributable to the Company's warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as 9.0625% to as high as 10.125% for the fiscal year ended June 30, 1996 compared to a low of 8.5% and a high of 10.1875% for the fiscal year ended June 30, 1995. In addition, the Company's monthly average outstanding balance on its warehouse credit facility increased to $74.4 million for the fiscal year ended June 30, 1996 from $37.6 million for the fiscal year ended June 30, 1995. The Company also incurred interest on notes payable at a 12% interest rate on a monthly average outstanding balance of $20.2 million for the fiscal year ended June 30, 1996 compared to a monthly outstanding average balance of $8.2 million for the fiscal year ended June 30, 1995.

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

Professional fees. Professional fees, including those paid to related parties, increased to $1.3 million for the fiscal year ended June 30, 1996 from $722,000 for the fiscal year ended June 30, 1995, an increase of $534,000 or 74.0% due to the following: (i) an increase in accounting and auditing fees of approx-imately $100,000 primarily as a result of the new reporting requirements of the Company as a public company for the fiscal year ended June 30, 1996;
(ii) an increase in legal fees of approximately $200,000 primarily as a result of the new reporting requirements of the Company as a public company for the fiscal year ended June 30, 1996 and as a result of defending primarily two lawsuits entered into against the Company as previously discussed;
(iii) an increase of approximately $110,000 in directors fees; and (iv) an increase of approximately $124,000 in consulting fees (offset by a decrease in related party consulting fees of $225,000). During the fiscal year ended June 30, 1996, the Company engaged public relation firms to assist it in developing its marketing strategies in both the sub-prime automobile finance industry and in the investor community; whereas, these expenses were not incurred for the fiscal year ended June 30, 1995.

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

Net Income. Net income increased to $9.3 million for the fiscal year ended June 30, 1996 from $1.3 million for the fiscal year ended June 30, 1995, an increase of $8.0 million or 629.3%. This increase resulted primarily from the increase in the size of automobile securitization transactions to $364.0 million for the fiscal year ended June 30, 1996 from $119.3 million for the fiscal year ended June 31, 1995.

Financial Condition

Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment (including vehicles held in the repossession process) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

Automobile finance receivables, net of allowance for credit losses, decreased to $34.7 million at June 30, 1997 from $41.1 million at June 30, 1996, a decrease of $6.4 million or 15.6%. Finance contracts held for sale decreased to $11.0 million at June 30, 1997 from $12.9 million at June 30, 1996, a decrease of $2.2 million or 20.0%. Finance contracts held for investment increased to $12.8 million at June 30, 1997 from $11.4 million at June 30, 1996, an increase of $1.4 million or 12.3%. As of June 30, 1997, approximately $11.0 million of finance contracts held for investment were in the repossession process. The increase in the finance contracts held for investment was due primarily to the lack of a securitization in the December 1996 quarter end and an increase in default rates resulting in a higher number of vehicles in the repossession process. The allowance for credit losses increased to $6.9 million in 1997 from $3.1 million in 1996. Automobile leases held for investment decreased to $11.2 million at June 30, 1997 from $19.8 million at June 30, 1996, a decrease of $8.6 million or 43.4% primarily due to write offs, pay offs and normal amortization.

The number and principal balance of finance contracts held are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular monthly basis under its Purchase Facility.

Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:

                              Year Ended June 30,
                        --------------------------------
                          1995        1996          1997
                          ----       -----         -----
                             (dollars in thousands)
Beginning balance. .  $  4,434     $23,985        $70,243
Additions. . . . . .    21,347      56,749         13,709
Amortization . . . .    (1,796)     (2,991)        (1,622)
Write downs. . . . .         -      (7,500)       (49,000)
                        -------    --------      ---------
Ending balance . . .    $23,985     $70,243       $33,330
                        =======    ========      ========

Delinquency Experience

The following tables reflect the delinquency experience of all finance contracts acquired or leases originated, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:


                                       Finance Contract Portfolio
                                                June 30,
                               --------------------------------------------
                                1995                1996              1997
                               ------              ------           -------
                                       (dollars in thousands)
Principal balance
outstanding(1)                $146,557          $500,694        $813,055
Number of finance
contracts outstanding (1)       13,345            44,600          75,847
Delinquent loans
 31-59 days                    $ 7,974  5.4%     $33,625  6.7%   $71,008  8.7%
 60-89 days                      1,186  0.8%       9,172  1.8%    21,831  2.7%
 90 days and over                  410  0.3%       2,054  0.4%     4,781  0.6%
                                 -----  ----     -------  ----    ------  ----
  Total                          9,570  6.5%      44,851  8.9%    97,620 12.0%
Finance contracts in
 repossession or
 bankruptcy(2)                   3,384  2.3%      21,022  4.2%    69,485  8.5%
                                ------  ---       ------  ----    ------  ----
Grand Total                    $12,954  8.8%     $65,874 13.1%  $167,105 20.5%
                               =======  ====      ====== =====  ======== ======

<F1>
(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
<F2>
(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.

[CAPTION]

                                  Lease Contract Portfolio
                                          June 30,
                          ---------------------------------------------
                              1995            1996            1997
                              ----           -----            -----
Principal balance                    (dollars in thousands)
outstanding               $27,756          $21,261        $10,049
Number of finance
contracts outstanding       1,976            1,890            996
Delinquent loans(2)
 31-59 days                $ 2,221  8.0%    $1,976   9.3%     835   8.3%
 60-89 days                    688  2.5%       475   2.2%     252   2.5%
 90 days and over              160  0.6%       384   1.8%     363   3.6%
                            ------  ----   -------  -----    ----   ----
  Total                     $3,069 11.1%    $2,834  13.3%  $1,450  14.4%
                           ======= =====    ======  =====   =====  ======

<F1>
(1) The Company began originating leases in April 1994 and ceased funding leases in the first quarter of its 1996 fiscal year.
<F2>
(2) Percentages based on outstanding principal balance; includes vehicles in repossession and/or in bankruptcy.

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

If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 35th day of delinquency, the Company's collections department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed automobile is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction, usually within 150 days of the repossession. The Company monitors vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and credit default insurance policy are then filed. The Company reports the remaining deficiency as a net charge-off against the allowance for credit losses for automobile finance contracts owned by the Company. For finance contracts held in securitization trusts, charge-offs are accounted for in accordance with the underlying pooling and servicing agreements.

Because of the Company's limited operating history in the fiscal years ended June 30, 1995 and 1996, its finance contract portfolio was unseasoned. Accordingly, delinquency and charge-off rates in the portfolio may not have fully reflected the rates that would apply when the average holding period for finance contracts in the portfolio is longer. In the fiscal year ended June 30, 1997, the Company's repossession ratio (i.e. default rate) increased to 18.8% from 13.0% in the fiscal year ended June 30, 1996. Additionally, the Company's net charge-offs as a percentage of liquidations in the fiscal year ended June 30, 1997 increased to 40.5% from 24.3% in the fiscal year ended
June 30, 1996. The primary cause for this increase is due to the deterioration in the Company's recovery rates from the disposition of repossessed vehicles. Furthermore, a portion of the approved RDI claims are being applied to the Company's self insured retention balance ("SIR"). Since the Company has not yet reached its SIR limit, the insurance company is not required to pay the approved claims. Had the Company categorized claims applied toward the SIR as an offset to losses, net charge-off as a percentage of liquidations for the fiscal year year ended June 30, 1997 would be significantly lower.
Without decreasing the delinquency and/or charge-off rates in the portfolio, the Company's ability to obtain or securitized its finance contracts would continue to have an adverse effect on the Company's results of operations and financial condition.

The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:

                                                     Year ended June 30,
                                               -----------------------------
                                               1995         1996       1997
                                               -----        -----      -----
                                                   (dollarsin thousands)
Average principal balance outstanding(1)..... $96,569   $333,183    $737,423
Balance of finance contracts at the time of
repossession.................................   7,837    40,258      138,643
Number of repossessions......................     722     3,494       11,964
Repossession ratio (2).......................    8.2%     13.0%        18.8%
Default balance of fully liquidated vehicles.  $7,230   $15,920      $84,713
Proceeds from liquidation, net of repossession
 costs.......................................   3,928     7,963       35,654
Gross charge offs(3).........................   3,301     7,957       49,059
Credit default insurance proceeds (4)........   2,790     5,117       13,441
Net charge offs (5)..........................     780     3,864       34,310
Net charge offs as a percentage of
 liquidations(6).............................    10.8%     24.3%        40.5%
Net charge offs as a percentage of average
principal balance outstanding................     0.8%      1.2%         4.7%

<F1>
(1) Arithmetic mean of beginning and ending outstanding principal balance of all finance contracts acquired including those previously sold in securitization transactions.
<F2>
(2) Balance of finance contracts at the time of repossession divided by average principal balance outstanding during the period.
<F3>
(3) Gross charge offs equals the aggregate balance of finance contracts liquidated,including those previously sold in securitization transactions, less all recoveries from the sale of the financed vehicles. Repossession and liquidation expenses are included in gross charge offs.
<F4>
(4) Since August 1995, the Company no longer deposits money to a segregated account from which losses incurred under a policy would be paid.
<F5>
(5) Net charge offs are gross charge offs reduced by credit default insurance proceeds received relating to the defaulted finance contracts.
<F6>
(6) Net charge off amount divided by the aggregate balance of finance contracts relating to vehicles liquidated.


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

A greater portion of the Company's finance contract portfolio is expected to fall into the "seasoning period" described above, which may cause a rise in the overall finance contract portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature finance contracts (with lower delinquency and default rates) is sufficient to offset the total finance contract portfolio delinquency and default rates. In the fiscal year ended June 30, 1997, the Company's rate of finance contract acquisition volume decreased and therefore a portion of its increased delinquency and default rates can be attributed to the finance contracts falling into the "seasoning period".

The Company believes delinquencies and losses can be partially mitigated by introducing stricter credit standards together with an in-house servicing and collection program. Accordingly, the Company dedicated approximately $3.0 million of its limited working capital to the development and ultimate implementation of its own servicing company through its wholly owned subsidiary, SST. While SST was developing, the Company contracted for certain collection functions through a sub-servicing agreement with its third party
servicer, ALFI.   Through this arrangement the Company contracted for
responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio (including securitized finance contracts) at such time. In January 1997, SST began servicing a portion of the Company's finance contracts from the time of acquisition.
As of March 1997, SST was awarded the servicing on all of the Company's finance contracts simultaneously with their acquisition. By the end of May 1997, SST was servicing approximately 76.9% of the Company's managed finance contract portfolio. SST does not perform any servicing on the Company's lease portfolio. The Company continues to perform collection functions under its sub-servicing vagreement with ALFI on 22.5% of the remaining finance contracts serviced by ALFI. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability.

Repossession Experience - Static Pool Analysis

The Company does not record its provision for credit losses based on a percentage of the Company's finance contract portfolio outstanding because percentages can be favorably affected by large balances of recently acquired finance contracts. The Company utilizes actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis. The Company's goal is to complete the liquidation process as quickly as possible. The Company has experienced delays in liquidating its repossessed vehicles caused by events at its servicers, custodians and trustees in providing a perfected title to the Company's liquidating agents. It is currently working with these parties to improve the title tracking processes. Upon receipt of the perfected title, the Company's remarketing group can schedule the vehicle to be liquidated, typically within five business days. All repossessed vehicles
are sold at wholesale auction.   The Company is responsible for the costs of
repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims.

The following table provides static pool analysis of the Company's portfolio as of June 30, 1997 for the periods shown. In this table, all finance contracts have been segregated by month of acquisition. All repossessions have been segregated by the month in which the repossessed finance contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated month. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated month. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts result in very few repossessions.
After approximately six to eighteen months of seasoning, frequency of repossessions appear to reach a plateau. Based on industry statistics and the performance experience of the securitizations, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency.


Fiscal Year and Month    Repossessions by        Repossession Frequency            Finance Contracts     Net Charge-Off
                                                 ----------------------
of Acquisition             Month Acquired      Cumulative(1)  Annualized(2)            Acquired              Per Unit
---------------------    -----------------     ------------   ----------           -----------------     --------------
                           Units  Amount                                            Units    Amount           Amount
                           -----  ------                                            -----    ------           ------
                            (Dollars in                 (Dollars in                                     (Actual Dollars)
                             Thousands)                  Thousands)
Fiscal 1995
   July............         149  $1,500                23.73%   7.91%                530    $6,320           $2,089
   August..........         175   1,822                24.87%   8.53%                606     7,327            2,445
   September.......         152   1,644                23.28%   8.21%                587     7,064            2,747
   October.........         144   1,534                27.04%   9.83%                476     5,674            2,892
   November........         149   1,623                24.38%   9.14%                542     6,658            3,745
   December........         156   1,638                23.90%   9.25%                565     6,856            3,526
   January.........         208   2,340                28.08%  11.23%                676     8,334            3,872
   February........         249   2,739                28.13%  11.64%                798     9,736            3,386
   March...........         362   4,073                27.68%  11.86%              1,214    14,715            3,789
   April...........         426   4,766                28.30%  12.58%              1,391    16,831            3,699
   May.............         458   5,166                27.32%  12.61%              1,550    18,906            3,540
   June............         563   6,292                26.37%  12.66%              1,960    23,860            3,965
Fiscal 1996
   July............         501   5,738                25.62%  12.81%              1,809    22,401            4,700
   August..........         607   6,956                27.80%  14.50%              2,057    25,024            5,935
   September.......         533   6,057                24.10%  13.14%              2,077    25,137            5,327
   October.........         689   7,906                27.79%  15.88%              2,347    28,449            2,253
   November........         747   8,573                24.93%  14.96%              2,803    34,391            1,348
   December........         815   9,637                25.53%  16.13%              3,040    37,743            1,569
   January.........         804   9,353                23.43%  15.62%              3,265    39,922            4,002
   February........         779   8,915                22.36%  15.78%              3,301    39,875            2,703
   March...........         847   9,988                20.39%  15.29%              4,003    48,984            4,820
   April...........         783   9,214                19.62%  15.70%              3,803    46,952            4,882
   May.............         769   9,160                18.31%  15.70%              4,033    50,025            5,004
   June............         758   9,338                17.74%  16.38%              4,201    52,635            6,337
Fiscal 1997
   July............         818  10,098                16.07%  16.07%              5,051    62,843            5,632
   August..........         742   8,981                14.14%  15.42%              5,149    63,518            6,657
   September.......         632   7,692                 11.93% 14.31%              5,201    64,482            6,670
   October.........         445   5,429                  8.48% 11.30%              5,231    64,048            6,757
   November........         318   3,858                  6.85% 10.27%              4,538    56,322            6,350
   December........         239   2,997                  5.03%  8.63%              4,815    59,563            6,298
   January.........          88   1,078                  2.23%  4.46%              3,907    48,363            5,536
   February........          30     362                  1.20%  2.89%              2,474    30,054                -
   March...........           7      98                  0.30%  0.91%              2,611    32,164                -
   April...........           3      28                  0.07%  0.30%              3,004    37,617                -
   May.............           0       0                  0.00%  0.00%              2,917    36,941                -
   June............           0       0                  0.00%  0.00%              2,824    35,927                -

<F1>
(1) For each month, cumulative repossession frequency equals the dollar amount of repossessions divided by the dollar amount of finance contracts acquired.
<F2>
(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for December 1994, $1,638 repossessions divided by $6,856, divided by 31 months outstanding times 12 equals an annualized repossession frequency of 9.25%).


The following table provides the aggregate static pool information regarding the Company's rated securitization transactions as of June 30, 1997:

                                                                                     Gross Loss
                                      Original  Current Percentage    Cumulative    per Defaulted  Gross Loss  Net Loss
                          Issuance      Pool       Pool  of Original      Repos      Receivable    Cumulative Cumulative,
                            Date       Amount     Amount  Amount (1)      (1)(2)       (1)(3)       (1)(3)(4)   (1)(5)
                          --------    --------   -------  --------    ------------ ---------------   --------   -------
                                                               (dollars in thousands)
Aegis Auto Receivable Trust
Series 1994-A              Jun-94      $18,539    $2,595   14.00%          20.06%       50.40%        9.51%         3.87%
Aegis Auto Receivable Trust
Series 1994-2              Sep-94       23,251     4,722   20.31           22.21        53.03        10.87         4.48
Aegis Auto Receivable Trust
Series 1994-3              Dec-94       21,000     5,379   25.61           22.36        53.22        10.44         5.41
Aegis Auto Receivable Trust
Series 1995-1              Mar-95       21,000     6,437   30.65           25.62        54.11        11.51         6.49
Aegis Auto Receivable Trust
Series 1995-2              Jun-95       54,000    19,381   35.89           25.83        54.86        11.91         7.34
Aegis Auto Receivable Trust
Series 1995-3              Sep-95       60,000    24,809   41.35           25.87        56.62        11.97        10.95
Aegis Auto Receivable Trust
Series 1995-4              Dec-95       70,000    32,440   46.34           27.54        57.22         9.63         1.64
Aegis Auto Receivable Trust
Series 1996-1              Mar-96       92,000    49,629   53.94           22.60        56.07         5.64         1.22
Aegis Auto Receivable Trust
Series 1996-2              Jun-96       105,000   65,912   62.77           18.93        57.16         3.53         2.48
Aegis Auto Receivable Trust
Series 1996-3              Sep-96       110,000   79,329   72.12           14.77        54.21         0.71         0.50
Aegis Auto Owners Trust
1995-A(6)             Dec-95 - Oct-96   148,347   90,766   61.18           14.65        58.24         6.45         6.45

Total Managed Portfolio              $1,220,416 $867,603   71.09%          15.47%       55.69         4.99%        3.20%

<F1>
(1) Data computed from trustee reports of July 1997 reflecting servicer data as of June 30, 1997 and from Company s records as of June 30, 1997.
<F2>
(2) Cumulative Repossession Frequency reflects the total dollar volume of finance contracts that have been liquidated, or are in the liquidation process (but in any event can no longer be reinstated), as a percentage of the original pool balance.
<F3>
(3) Receivable gross losses are calculated as losses after the proceeds from repossessed vehicle sales, service contract rebates, consumer insurance and VSI insurance, net of repossession and liquidation costs, as a percentage of the defaulted receivable balance.
<F4>
(4) Calculated as the receivable gross losses for the pool as a percentage of the original pool balance.
<F5>
(5) Net loss is calculated as the receivable gross losses for the pool less proceeds received from credit default insurance, as a percentage of the original pool balance.
<F6>
(6) Net loss will be substantially the same as the gross loss since the finance contracts in the securitization are not insured for risk default.

Liquidity and Capital Resources

The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts pending disposition, primarily through securitization and (ii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses.
The Company also uses material amounts of cash for operating expenses and debt service. The Company has operated on a negative cash flow basis and experienced a substantial loss in the fiscal year ended June 30, 1997.
The Company has funded these negative operating cash flows principally through borrowings from financial institutions and sales of equity securities. There can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to implement its Plan and to reach break even. If these resources are not available on terms acceptable to the Company, the Company may have to further curtail operations which may result in a new restructuring plan or discontinuing its operations.

The Company's external capital resources primarily consist of its $75.0 million warehouse credit facility line and the Company's $1.0 billion Purchase Facility. When the Company securitizes finance contracts through its Purchase Facility, it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitization, making such portion available for future borrowing. The terms under the Purchase Facility provide the Company with a monthly securitization strategy. In the fiscal year ended June 30, 1997, the

Company completed four securitizations under the terms of the Purchase Facility since closing the agreement in March 1997 in the aggregate amount of $389.3 million, and expects to securitize at least monthly thereafter. There can be no assurances that transactions under the Purchase Facility will be successfully completed. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets through securitizations, whole loan sale or other exit strategies. In addition, the Company has been able to borrow against its retained interests in securitized receivables to provide liquidity. To further enhance the Company's liquidity, its wholly owned subsidiary, SST began its servicing operations. As a servicer of the Company's finance contracts sold in the securitization process, SST receives its fee for services rendered to the respective trusts directly from those trusts prior to any other distributions. As servicer for the finance contracts held for sale and held for investment, the Company has reduced its overall cost to service these finance contracts thus enhancing its liquidity. As of November 10, 1997, the company entered into a letter of intent to sell SST. (See "Business-Strategic Business Plan - Operating Caital").

The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:

                                               Year Ended June 30,
                                            ---------------------------
                                            1995        1996         1997
                                           -----      -------        ----
                                              (dollars in thousands)
Net cash used in operating activities(1) $(49,208)  $(10,097)  $(9,311)
Net cash provided by (used in) investing
  activities(2)                               745       (390)   (7,039)
Net cash provided by financing activities  53,452     13,292    12,066
                                          -------    --------  --------
Net increase (decrease) in cash and cash
  equivalents                              $4,989     $2,805    ($4,283)
                                         ========    =======    =======

<F1>
(1) Includes net cash used in acquisition of automobile finance contracts of $(32,497) in fiscal 1995, $(4,779) in fiscal 1996 and $(3,023) in fiscal 1997.
<F2>
(2) Includes net cash (used in) provided by warehouse credit facilities of $32.9 million in fiscal 1995, $(11.0) million in fiscal 1996 and $(19.8) million in fiscal 1997.


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

A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which is expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due to investors in the securitizations. These amounts were $21.4 million, $54.0 million and $11.3 million for the fiscal years ended
June 30, 1995, 1996 and 1997, respectively. During the years ended June 30, 1995, 1996 and 1997, the Company received cash proceeds of $1.8 million, $3.0 million and $1.6 million, respectively, from its retained interests in securitized receivables which were utilized in meeting its debt repayment requirements under the related financing agreements.

Other non-cash adjustments include depreciation and amortization, which amounted to $454,000 for the fiscal year ended June 30, 1995, $612,000 for the fiscal year ended June 30, 1996 and $1.1 million for the fiscal year ended June 30, 1997; provision for credit losses, which amounted to $942,000 for the fiscal year ended June 30, 1995, $3.5 million for the fiscal year ended June 30, 1996 and $9.4 million for fiscal year ended June 30, 1997; and provision for deferred income taxes of $1.5 million for the fiscal year ended June 30, 1995,  $5.9
million for the fiscal year ended June 30, 1996 and none for the fiscal year ended June 30, 1997. In addition, as of June 30, 1995 and 1996, the Company released 814,455 shares and 1,078,308 shares respectively, of the Escrowed Shares (of which 113,386 shares were released to the executive officers of the Company in 1995 and 150,118 shares were released to the executive officers of the Company in 1996) and consequently incurred non-cash charges of $879,000 and $807,000, respectively. The charges did not affect the Company's total stockholders' equity or working capital. The Company incurred non-cash charges for write downs on retained interests in securitized receivables of none, $7.5 million and $49.0 million for the fiscal years ended June 30, 1995, 1996 and 1997, respectively. Additionally, in the fiscal year ended June 30, 1996, the Company incurred a non-cash charge of $600,000 for a valuation allowance on a note receivable with no such charges in the other periods presented.

To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $16.0 million for the fiscal year ended June 30, 1995, $39.4 million for the fiscal year ended June 30, 1996 and $84.0 million for the fiscal year ended June 30, 1997.
The notes payable (excluding $2.0 million secured by SST's building and certain of its machinery and equipment with a fair value of $2.4 million) are secured by retained interests in securitized receivables (created in the Company's automobile finance contract securitizations), finance contracts acquired prior to March 1, 1997 and all assets of the Company not otherwise encumbered. A portion of the principal payments were made from the Company's proceeds received from pay downs on such assets which amounted to $1.8 million, $3.0 million and $4.6 million, respectively, in the years ended June 30, 1995, 1996 and 1997. The remaining principal payments of $1.2 million, $19.5 million and $71.2 million in the years ended June 30, 1995, 1996 and 1997, respectively, were made either from borrowings under other similar available lines or from the Company's then available operating cash.

The Company's cash flows and results of operations may be affected adversely by rising interest rates. The Company's warehouse credit facilities are at floating rates of interest, and increases in rates cannot immediately be passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates result in a decrease in the Company's net spreads on securitization transactions thereby decreasing future projected cash flows from retained interests in securitized receivables. Furthermore, the Company's discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations.

In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") pursuant to which its finance contracts are sold to a Trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the Trust as a form of credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the Trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the fiscal years ended
June 30, 1995, 1996 and 1997, the Company received $1.8 million, $3.0 million and $1.6 million, respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the Trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the Trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable Trust. In addition, certain of the Agreements required the Company to deposit additional cash into the Trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the fiscal years ended June 30, 1996 and 1997, the Company paid additional cash contributions to certain Reserve Funds of $2.3 million and $2.4 million, respectively.

In March 1997, the Company reached an agreement with a group of funds and financial institutions, including its existing warehouse lender, for the multi-structured Purchase Facility. The Purchase Facility includes a commitment from III Finance for the purchase of $350.0 million of trust certificates. The Certificates are backed by the Company's finance contracts and are unrated. The Purchase Facility is supported by the $75.0 million warehouse line. As of September 15, 1997, the Company securitized an aggregate amount of $476.4 million in six securitization transactions. The Purchase Facility provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold, generally on a monthly basis, into the Purchase Facility.

The Company's $75.0 million warehouse line supporting the Purchase Facility replaced the Company's amended $300.0 million warehouse facility which augmented the Company's quarterly securitizations in its fiscal years ended June 30, 1995 and 1996 and the first nine months of its fiscal year ended
June 30, 1997. The $75.0 million warehouse line was increased in May 1997 from the initial $50.0 million limit in March 1997. This increase was required to reduce the frequency of securitizations under the Purchase Facility. The $75.0 million warehouse line provides the Company with a two year (expiring the sooner of March 13, 1999 or an event of default as defined thereunder) warehouse line bearing interest at LIBOR plus 3% from the date the loan is made with borrowing limits of the lesser of $75.0 million or the sum of
(A) 100% of the outstanding principal amount of finance contracts and (B) the lesser of 90% of the outstanding principal amount of non-conforming finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts. Proceeds from borrowings under this Warehouse line may be used for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. Concurrent with the closing of the Facility in March 1997, the Company's
$50.0 million warehouse credit facility for originating lease transactions was amended to reduce it to the then outstanding balance and no additional borrowings allowed under the facility. The lease line expires in November 1997. As of November 12, 1997, the Company owed approximately $5.9 million under the lease line and is negotiating extending the term for up to an additional two years. All other terms under the lease line remain the same. Under the Company's prior warehouse credit facilities, principal payments were made monthly to the extent principal payments were received on the underlying collateral, and interest payments were made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. The Company was able to continue to borrow under these warehouse credit facilities so long as it complied with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company was required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days. In addition, the Company has a $50.0 million warehouse credit facility, expiring in November 1997, with III Finance dedicated to the purchase of HUD Title I Loans which the Company does not anticipate utilizing at this time.

In the fiscal year ended June 30, 1997, the Company borrowed $5.0 million under its subordinated debt agreement with Greenwich. The Company also has approximately $226.0 million available under its $533.0 million Securitization Facility. The fulfillment of the remaining commitment is subject to customary conditions. Currently, the Company does not meet these customary conditions and has not securitized under the Securitization Facility since September 1996. In October 1996, as a result of credit deterioration in the Company's finance contract portfolio, the Company experienced a "Portfolio Event" under the subordinated debt agreement. The Company and Greenwich agreed to restructure the $5.0 million the subordinated debt agreement under which, the Company used $1.0 million of the proceeds from the sale of the Debenture, as described, to pay down the $5.0 million balance to $4.0 million. The Company will repay $2.0 million of the remaining balance under the revolving credit facility proportionately (pari passu) with principal payments made on the balances of the Debentures and certain notes payable aggregating $41.3 million. The pari passu payments will begin when the Company's outstanding balance under its retained yield financing note amortizes to $20.0 million. As of September 22, 1997, the Company has an outstanding balance of approximately $32.3 million under this note. The term of the loan was extended for four years from the date of closing of the Debenture and the interest rate decreased to 12.0% per annum, payable monthly. Early repayment for the other $2.0 million under the revolving credit facility is permitted if Greenwich provides auto loan servicing to the Company as defined thereunder. Additional terms of the agreement provide for lowering the strike price on warrants issued from $6.50 to as low as $4.00, contingent on achieving certain levels of auto loan servicing placed by Greenwich with the Company.
On November 10, 1997, the remaining debt holder converted its $4.0 million of subordinated debt into $4.0 million of equity with substantially the same terms as the conversion of the Debenture except that $2.0 million of preferred stock is convertible into common stock at $2.00 per share. Had these conversions of debt to equity occurred prior to the Company's fiscal year ended June 30, 1996, the Company's net worth would have been approximately $13.4 million.

For the fiscal years ended June 30, 1995, 1996 and 1997, the Company securitized approximately $119.3 million, $432.4 million and $565.3 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. In some securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold, in the form of whole finance contract sales, approximately $35.1 million of automobile finance contracts as of June 30, 1997 and used part of the proceeds to pay down borrowings under its warehouse credit facilities.

In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through Rothschild, Inc. Through June 30, 1997, the Company sold approximately $148.4 million of automobile receivables into this facility. This facility required the Company to directly sell between $8.0 million and $15.0 million of finance contracts per month for a fifteen-month funding period subsequent to the initial funding date. In October 1996, the Company experienced the occurrence of certain performance-related events within this facility. As a result, under the terms of the facility (i) the Company was required to cease future funding to this facility and (ii) the amount of the required reserve has been increased and the facility will capture all payments otherwise due to the Company with respect to its retained interest in excess spread cash flows until the required reserve is filled. As a result, the Company will not receive any excess spread cash flows from this facility for some time. Additionally, MBIA Insurance Corporation ("MBIA"), a guarantor of principal and interest to the Class A note holders under this facility, retains the right at any time to require early amortization of the Class A notes from cash flows generated by the collateral sold into the facility.
If MBIA chooses to require early amortization, the event could have an additional material adverse affect on cash flows available to the Company and on the valuation of the retained interest in securitized receivables carried on the books of the Company relating to this facility.

In February 1996, the Company issued for $9.2 million 920 shares of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act. The Class C Preferred Stock is convertible into Common Stock at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Class C Preferred Stock upon conversion at the fair market value of the Common Stock into which such Class C Preferred Stock is convertible. The Class C Preferred Stock has an 8.0% annual dividend payable in Common Stock at the time of conversion. Any outstanding shares of Class C Preferred Stock will automatically convert into Common Stock on the third anniversary of its issuance. As of June 30, 1997, the Company redeemed 88 shares of Class C Preferred Stock for $1.1 million, 726 shares of Class C Preferred Stock were converted into 1,602,009 shares of Common Stock and 106 shares of Class C Preferred Shares were outstanding.

In May 1997, the Company sold $21.3 million of subordinated debentures (the "Debenture"). The Debenture was purchased for $20.0 million and is convertible into 8% non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to $2.0 per common share. The Debenture has a term of seven years and carries a coupon rate of twelve percent (12%) per annum. Approximately $16.1 million of the proceeds of the Debenture were utilized to repay existing debt. The Debenture and the Preferred Shares, into which the Debenture is convertible, are redeemable at anytime by the Company for cash. The holder of the Debenture may require the Company to redeem the debenture, however, the Company at its election may pay the redemption price in the form of common stock. In the event the Debenture is redeemed for any reason, in addition to the redemption price, warrants for that number of Preferred Shares into which the redeemed Debenture are convertible shall be issued to the holder. The warrants will have an exercise price equal to the cash paid by the Company upon such redemption.
All warrants will expire at the original stated maturity date of the Debenture.

On October 16, 1997, the holders of the Debenture converted the Debenture into non-voting Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Shares"). The Series D Preferred Shares has a 12.75% dividend and a redemption value of approximately $21.1 million, and is convertible into common stock at $1.26 per share (a total of 16,751,412 shares of common stock. On November 10, 1997 the Company's holders of the remaining subordinated debt converted the debt into Cumulative Preferred Stock
("Series E and F Preferred Shares").

The debt, with a face value of $4.0 million and an interest rate of 12% was was converted into 2,000 shares each of Series E and F Preferred Shares with a 12.0% dividend and a redemption value of approximately $4.0 million. The Series E Preferred Shares are convertible into common stock at $1.26 per share and the Series F Preferred Shares are convertible into common stock at $2.00 per share.

With the implementation of the Company's strategic business plan which includes rebuilding the Company's equity; reducing debt burden as well as the related expense; enhance operating capital, restructure operations and administrative functions to achieve efficiencies, reduce operating expenses, introduce new products and services and restructure exisitng products to achieve profitability and credit performance in a highly competitive market and enhance credit management processes.

Managmement believes that cash flows from operations, the sale of SST, the Purchase Facility and its warehouse credit facility along with the conversion of the Company's Debenture and the $4.0 million subordinated debt into equity, should assist the Company in meeting its near-term funding and operational needs. The Company was successful in raising operating capital of approximately $7.0 million with the ultimate sale of SST ($2.0 million received as of November 14, 1997 with the balance of $5.0 million to be received upon colsing of the sale) and believes it needs at lease another $3.0 million in order to implement its strategic buisiness plan.
The Company is requesting its lender to allow the Company to service the debt through the cash flows arising from the underlying collateral thus relieving the Company of approximately $3.8 million in annual payments and allowing the funds to be utilized to support operations and the restructuring. Management believes that if the Company is successful in implementing the Company's Plan, the Company will have the ability to repurchase the stock of SST. In the event the Company does not elect to repurchase SST, the cash flows generated from operations are most likely to be utilzied to support its operations, which may include accelerated paydowns in its then outstanding debt. Additionally, the Company operates in a capital intensive industry and on a negative cash flow basis. Any inability to access its lines of credit as a result of changes in its financial condition, or otherwise, could have a material adverse effect on the

Company's financial condition and results of operations. There can be no assurances that the Company will be successful in raising the necessary capital, alleviate its liquidity problems and restore its operations. If the Company is unsuccessful in its efforts, it will be unable to meet its obligations, and will not be able to continue as a going concern.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None.

                                          PART III


               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of Octoberr 17, 1997, the Company has either accepted the resignations or terminated certain executive officers. These officers included Gary Peiffer, Joseph Battiato, Angelo Appierto and Jorge Rios, the Company's general counsel, President, Chief Executive Officer and National Sales Manager, respectively. Since the departure of these executives, the Company has assembled a new management team comprised of Matthew Burns as the Chief Executive Officer, William Henle and Dina Penepent remain respectively, the Company's Chief Operating Officer and Chief Financial Officer. The role of National Sales Manager has been filled by one of the Company's district sales managers and the role of general counsel has been filled with internal corporate counsel with support from various New York based law firms. In addition, Angelo Appierto's term as Director will expire at the 1998 Annual Meeting of Stockholders. In addition, Angelo Appierto's term as Director will expire at the 1998 Annual Meeting of Stockholders.

The Directors and executive officers of the Company and their respective ages and positions with the Company as of November 10, 1997 are set forth in the following table:

      Name                          Age      Position

      Matthew B. Burns ...........  55       Chief Executive Officer
      William F. Henle............  47       Executive Vice President and
                                             Chief Operating Officer
      Dina L. Penepent............  36       Executive Vice President,
                                             Chief Financial Officer
                                             and Secretary
      Felice R. Cutler............. 60       Director (Class 1)
      Carl Frischling.............. 60       Director (Class 3)
      Paul D. Fitzpatrick.......... 44       Director (Class 1)
      Angelo R. Appierto .......... 45       Director (Class 3)

Mr. Burns has served as Chief Executive Office of the Company since
October 15, 1997. From July 1996 to September 1997, Mr. Burns served as Chief Executive Officer of Systems & Services Technologies, Inc., a wholly owned subsidiary of the Company. From November 1993 to June 1996, he served as an Executive Vice President of the Company in systems development. Prior to joining the Company, Mr. Burns was Chairman and Chief Executive Officer of Franklin Pacific, a subsidiary of Franklin Savings Association from 1988 to 1991. From 1985 through 1987, Mr. Burns was the Chief Operating Officer and Founder of Merrill Lynch Mortgage Capital Corporation. In 1984, he was the principal manager for all trading and hedging activities related to mortgage products for Shearson Lehman Mortgage Corporation and from 1981 through 1983 he was involved in trading and hedging for Shearson Lehman Brothers.

Mr. Henle has served as Chief Operating Officer and Executive Vice President of the Company since July 1, 1997. Prior to joining the Company and from May 1996 through June 1997, Mr. Henle was an independent consultant. From July 1986 through April 1996, he served as a Senior Vice President at First Interstate Bancorp with responsibilities such as indirect automobile lending, consumer loan processing, servicing and collections. From November 1972 through July 1986, he was employed by Bank of America NT & S.A. where he served various management positions including, Vice President, Credit Risk Manager, BankAmerica Acceptance Group and Vice President, Statewide Head of Consumer Credit.

Ms. Penepent has served as Chief Financial Officer and Executive Vice President of the Company since March 1994, and as Secretary of the Company since October 1993. From July 1992 through February 1994, she was Controller and Vice President of the Company. Before joining the Company, Ms. Penepent, a certified public accountant, was a Manager in the audit and accounting practice at BDO Seidman, certified public accountants, from January 1989 through July 1992.

Ms. Cutler has served as a Director of the Company since February 1996.
Ms. Cutler has served as the Managing Partner of the law firm of Cutler and Cutler since 1966. From 1960 through 1966, Ms. Cutler was a Deputy Attorney General of the State of California. Ms. Cutler serves as a Trustee of Astra Institutional Trust and Astra Institutional Securities Trust. Ms. Cutler was initially appointed as a Director in February 1996 in connection with a change in control in the Company, and was elected to serve a three year term at the 1996 Annual Meeting of Stockholders in June 1996.

Mr. Frischling has served as a Director of the Company since February 1996. Mr. Frischling has been a partner of the law firm of Kramer, Levin, Naftalis & Frankel since September 1994. From September 1992 to
August 1994, Mr. Frischling was a senior partner of the law firm of Reid & Priest. From 1979 to August 1992, Mr. Frischling was a senior partner of the law firm of Spengler Carlson Gubar Brodsky & Frischling.
He also serves as a Director on eleven fund boards of the AIM Funds, ERD Waste Corp. and on two fund boards of the Lazard Funds. Mr. Frischling was initially appointed as a Director in February 1996 in connection with a change in control in the Company, to serve a two year term and is up for election at the 1998 Annual Meeting of Stockholders.

Mr. Fitzpatrick has served as a Director of the Company since June 1996.
Mr. Fitzpatrick has served in various capacities at Deutsche Bank AG New York Branch since 1979, including as Vice President/Credit Risk Review from July 1997 to present; as Vice President/Credit Risk Manager from October 1995 to July 1997; as Vice President/Senior Credit Officer, Private Banking from July 1994 to September 1995; and as Vice President/Credit Administration from January 1992 to June 1994. Mr. Fitzpatrick was nominated in connection with a change in control in the Company, which occurred in February 1996, and elected as a Director to serve a three year term at the 1996 Annual Meeting of Stockholders in June 1996.

Mr. Appierto has served as a Director of the Company since March 1994.
He joined the Company in 1992 and served as Chairman of the Board and Chief Executive Officer from March 1994 until October 1997. He served as President of the Company from July 1993 until May 1995. He previously served as Chief Financial Officer of the Company from May 1992 through February 1994. Prior to joining the Company, Mr. Appierto was a trader and Senior Vice President at CS First Boston, an investment bank, from December 1991 through May 1992, and a partner and Chief Financial Officer at FB Tech Joint Venture, an affiliate of CS First Boston and ofTech Partners, a proprietary securities trading firm, from April 1990 through November 1991.

No family relationship exists between any directors, nominees or executive officers of the Company; however, Mr. Philip Fitzpatrick, Mr. Paul Fitzpatrick's brother, is a director of Systems & Services Technologies, Inc., a material operating subsidiary of the Company.


Item 11:                    EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 1995, 1996 and 1997 to Angelo R. Appierto,the Company's then Chairman of the Board of Directors and Chief Executive Officer, and the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of the last completed fiscal year (the "Named Executive Officers"):

Summary Compensation Table
                                                                                        Long-Term
                                               Annual Compensation                    Compensation
                              -------------------------------------------------       -------------
                                                                                       Securities
                                                                                       Underlying      All Other
                                Fiscal                                Other Annual      #Options       Compen-
Name and Principal Position     Year      Salary          Bonus      Compensation(1)     #SARs        sation(2)
---------------------------     ------     -----       -----------   ----------        ---------      ----------
Angelo R. Appierto (3)
  Chief Executive Officer and
       Chairman of the Board    1995     $240,500      $----------     $----              $------(4)    $-----
                                1996      295,333       706,732(5)      ----               ------(6)     3,750
                                1997      398,672      $----------      ----               ------        4,750

Gary D. Peiffer (7)             1995      240,500      $----------      ----               ------(7)     -----
   General Counsel,             1996      295,333       424,039(5)      ----               ------(7)     3,750
   Vice Chairman of the Board   1997      299,666      $----------    80,000(1)            ------        1,625

Joseph F. Battiato(8)           1995      171,750       ----------      ----               ------(7)     -----
   President, Director          1996      212,000       300,346(5)      ----               ------(7)     3,750
                                1997      237,000       ----------      ----               ------        1,625

Jorge G. Rios (11)              1995       95,833       266,860         ----               ------(12)  248,490(13)
   Executive Vice President,    1996      112,000       913,625(5)      ----               ------(14)    3,750
   National Sales Manager       1997      199,500       732,845         ----               -------       4,750

Matthew B. Burns                1995      167,330        ---------      ----               -------       -----
   Chief Executive Officer and  1996      150,000       110,000         ----               -------       -----
   Chairman of SST              1997      150,000        50,000         ----               -------       -----

John J. Chappell                1995       90,000        ---------      ----                50,000 ,     -----
    President of SST            1996      125,000        75,000         ----                 5,000       -----
                                1997      125,000        50,000         ----               -------       -----

<F1>
(1) The Company has concluded that the aggregate amount of perquisited and other of the Named Executives did not exceed the lesser of ten percent (10%) of such officer's annual salary and bonus for each fiscal year indicated or $50,000, except for Mr. Peiffer whose debt of $80,000 due and owing to the Company was forgiven upon his resignation.
<F2>
(2)  For fiscal year 1996 and 1997 amounts reflect Company contributions to the Company's 401K Plan.
<F3>
(3) Mr. Appierto was terminated as Chairman of the Board and Chief Executive Officer, effective October 14, 1997. All option grants (130,000 in 1997) were forfeited. (See "Employment Agreements".)
<F4>
(4) Pursuant to the terms of Mr. Appierto's Amended and Restated Executive Employment Agreement, stock options to purchase 150,000 shares granted under the 1994 Plan were cancelled and effective April 1, 1997, fully vested options to purchase 111,423 shares were granted at an exercise price of $2.50 for a term of ten years from the effective date of grant.
<F5>
(5) Excludes $300,000, $180,000, $81,000, and $50,000, respectively, of earned bonuses in fiscal year 1996 which were deferred until December 31, 1996 at which time such amounts were forfeited by Messrs. Appierto, Peiffer, Battiato and Rios, respectively. (See "Employment Agreements.")
(6) Pursuant to the terms of Mr. Appierto's Amended and Restated Executive Employment Agreement, stock options to purchase 25,000 shares granted under the 1996 Plan were cancelled and effective April 1, 1997, options to purchase 18,577 shares (one third (6,193) of which are fully vested as of June 30, 1997 with the remaining options vesting at an annual rate of 6,192 each year over the nest two years, ending June 30, 1999, in accordance with the terms of the 1996 Plan) were granted at an exercise price of $2.50 for a term of 10 years from the effective date of grant. (See "Employment Agreements".)
<F7>
(7) Mr. Peiffer resigned as Vice Chairman of the Board and General Counsel,
    effective June 18, 1997.   All option grants (75,000 in 1995 and 100,000
    in 1996) were forfeited. (See "Certain Relationships and Related Transactions").
<F8>
(8) Mr. Battiato resigned as President and Director, effective September 18, 1997. All option grants (290,000 in 1997) were forfeited. (See "Certain Relationships and Related Transactions").
<F9>
(9) Pursuant to the terms of Mr. Battiato's Amended and Restated Executive Employment Agreement, stock options to purchase 300,000 shares granted under the 1994 Plan were cancelled and effective April 1, 1997, fully vested options to purchase 259,695 shares were granted at an exercise price of $2.50 for a term of ten years from the effective date of grant. (See "Employment Agreements.")
<F10>
(10)Pursuant to the terms of Mr. Battiato's Amended and Restated Executive Employment Agreement, stock options to purchase 35,000 shares granted under the 1996 Plan were cancelled and effective April 1, 1997, options to purchase 30,305 shares (one third (10,101) of which are fully vested as of June 30, 1997 with the remaining shares vesting at an annual rate of 10,102 each year over the next two years, ending June 30, 1999, in accordance with the terms of the 1996 Plan) were granted at an exercise price of $2.50 for a term of 10 years from the effective date of grant. (See "Employment Agreements.")
<F11>
(11)Mr. Rios was terminated as Executive Vice President and National Sales Manager, effective October 17, 1997. All options (185,00 in 1997) were forfeited. (See "Employment Agreements.")
<F12>
(12)Pursuant to the terms of Mr. Rios' Amended and Restated Executive Employment Agreement, stock options to purchase 130,000 shares granted under the 1994 Plan were cancelled and effective April 1, 1997, fully vested options to purchase 133,607 shares were granted at an exercise price of $2.50 for a term of ten years from the effective date of grant. (See "Employment Agreements.")
<F13>
(13)Reflects amounts paid to the National Financing and Leasing Corporation ("NFL"), an entity controlled by Mr. Rios in connection with the purchase of certain sales territories where NFL held exclusive rights to act as the Company's independent marketing broker.
<F14>
(14)Pursuant to the terms of Mr. Rios' Amended and Restated Executive Employment Agreement, stock options to purchase 50,000 shares granted under the 1996 Plan were cancelled and effective April 1, 1997, options to purchase 51,393 shares (one third (17,131) of which are fully vested as of June 30, 1997 with the remaining shares vesting at an annual rate of 17,131 each year over the next two years, ending June 30, 1999,in accordance with the terms of the 1996 Plan) were granted at an exercise price of $2.50 for a term of 10 years from the effective date of grant. (See "Employment Agreements.")


Option Grants in Fiscal Year 1997

The following options were granted to the Named Executive Officers during fiscal year 1997 under the Plans.

                       INDIVIDUAL GRANTS
                                                                             POTENTIAL REALIZABLE
                                                                                VALUE AT ASSUMED
                                                                             ANNUAL RATES OF STOCK
                       UNDERLYING       GRANTED TO      PRICE PER            PRICE APPRECIATION FOR
                        OPTIONS        EMPLOYEES IN      SHARE     EXPIRATION     OPTION TERM
NAME                   GRANTED (3)    FISCAL YEAR (%)    ($/SH)       DATE      5%($)      10%($)
--------------------  ------------    ---------------   --------   ----------   ------------------


Angelo R. Appierto(1)   111,423(2)        12.13           2.50     3/31/07     175,183      443,949
                         18,577(3)         2.02           2.50     3/31/07      29,207       74,017

Gary D. Peiffer (4)     111,423(2)        12.13           2.50     3/31/07     175,183      443,949
                         18,577(3)         2.02           2.50     3/31/07      29,207       74,017

Joseph F. Battiato(5)    259,695(6)       28.27           2.50     3/31/07     408,302    1,034,717
                          30,305(7)        3.30           2.50     3/31/07      47,647      120,746

Jorge G. Rios(8)         133,607(9)       12.37           2.50     3/31/07     178,617      452,651
                          51,393(10)       5.59           2.50     3/31/07      80.802      204,768

<F1>
(1) Effective October 14, 1997, Mr. Appierto was terminated as Chairman of the Board and Chief Executive Officer. All option grants were forfeited.
<F2>
(2) Effective April 1, 1997, fully vested options to purchase 111,423 shares were granted at an exercise price of $2.50 for a term of ten years from the effective date of grant upon the cancellation of stock options to purchase 300,000 shares previously granted under the 1994 Plan. (See "Employment Agreements.")
<F3>
(3) Effective April 1, 1997, options to purchase 18,577 shares (one third (6,193) of which are fully vested as of June 30, 1997 with the remaining options vesting at an annual rate of 6,192 each year over the next two years, ending June 30, 1999, in accordance with the terms of the 1996
     Plan) were granted at an exercise price of $2.50 for a term of 10 years from the effective date upon the cancellation of stock options to purchase 25,000 shares previously granted under the 1996 Plan. (See "Employment Agreements.")
<F4>
(4) Effective June 18, 1997, Mr. Peiffer resigned his positions with the Company as Vice Chairman of the Board and General Counsel. All option grants were forfeited. (See "Employment Agreements.")
<F5>
(5) Effective September 18, 1997, Mr. Battiato resigned his positions as President and Director of the Company. All options were forfeited.
<F6>
(6) Effective April 1, 1997, fully vested options to purchase 259,695 shares were granted at an exercise price of $2.50 for a term of ten years from the effective date of grant upon the cancellation of stock options to purchase 300,000 shares previously granted under the 1994 Plan. (See "Employment Agreements.")
<F7>
(7) Effective April 1, 1997, options to purchase 30,305 shares (one third (10,101) of which are fully vested as of June 30, 1997, with the remaining options vesting at an annual rate of 10,102 each year over the next two years, ending June 30, 1999, in accordance with the terms of the 1996 Plan) were granted at an exercise price of $2.50 for a term of 10 years from the effective date of grant upon the cancellation of stock options to purchase 35,000 shares previously granted under the 1996 Plan. (See "Employment Agreements.")
<F8>
(8) Effective October 17, 1997, Mr. Rios was terminated as Executive Vice President and National Sales Manager. All options were forfeited.
<F9>
(9) Effective April 1, 1997, fully vested options to purchase 133,607 shares were granted at an exercise price of $2.50 for a term of ten years from the effective date of grant upon cancellation of stock options to purchase 130,000 shares previously granted under the 1994 Plan. (See "Employment Agreements.")
<F10>
(10) Effective April 1, 1997, options to purchase 51,393 shares (one third (17,131) of which are fully vested as of June 30, 1997 with the remaining options vesting at an annual rate of 17,131 each year over the next two years, ending June 30, 1999, in accordance with the terms of the 1996 Plan) were granted at an exercise price of $2.50 for a term of 10 years from the effective date of grant upon the cancellation of stock options to purchase 50,000 shares previously granted under the 1996 Plan. (See "Employment Agreements.")

Aggregated Option Exercises in Fiscal Year 1997 and 1997 Fiscal
 Year-End Option Values

   The table below sets forth information relating to the exercise of options during fiscal year 1997 by each Named Executive Officer and the fiscal year-end value of unexercised options.

                                                 Number of Securities     Value of
                                                      Underlying        Unexercised
                                                 Unexercised Options   In the Money
                       Shares                     At Fiscal Year End Options at Fiscal
                      Acquired                          (#)
                         On           Value         Exercisable/       Exercisable/
Name                Exercise (#)    Realized (4)   Uncxercisable (1)   Unexercisable
Angelo R. Appierto(2)     --            --          111,423/18,577         $0/$0

Gary D. Peiffer (3)       --            --          150,000/25,000          0/0

Joseph F. Battiato (4)    --            --          259,695/30,305          0/0

Jorge G. Rios (5)                                   133,607/51,393          0/0
____________________

<F1>
(1) See "Report on Repricing of Options" and "Option Grants in Fiscal Year 1997" above.
<F2>
(2) Effective October 14, 1997, Mr. Appierto was terminated as Chairman of the Board and Chief Executive Officer. All option grants were forfeited. (See "Employment Agreements.")
<F3>
(3) Effective June 18, 1997, Mr. Peiffer resigned his positions with the Company as Vice Chairman of the Board and General Counsel. All option grants were forfeited. (See "Employment Agreements.")
<F4>
(4) Effective September 18, 1997, Mr. Battiato resigned his positions as President and Director. All option grants were forfeited. (See "Employment Agreements.")
<F5>
(5) Effective October 17, 1997, Mr. Rios was terminated as Executive Vice President and National Sales Manager. All option grants were forfeited. (See "Employment Agreements.")

Employment Agreements

The Company renegotiated it's prior employment agreements with each of the Named Executive Officers (other than Mr. Burns and Mr. Chappell) with such changes being effective April 1, 1997. Mr. Appierto's, Mr.Peiffer's and
Mr. Battiato's prior agreements were each for a term of five years commencing March 1, 1994 and Mr. Rios' prior agreement was for a term of three years commencing July 16, 1994. Mr. Appierto's and Mr. Peiffer's prior agreements provided for a base salary of $250,000 in the first year, $275,000 in the second year, $300,000 in the third year and $350,000 in the fourth and fifth years.
Mr. Battiato's prior agreement provided for a base salary of $175,000 during the first year and $200,000 per year thereafter. Mr. Rios' prior agreement provided for a base salary of $100,000 for each year of the term, which was amended to $150,000 effective July 1, 1996. Mr. Rios was entitled to a bonus, based on production volumes, of $25 per finance contract acquired or lease originated less finance contracts or leases which have defaulted.
Each of the prior agreements (other than Mr. Rios' prior agreement) provided for an annual bonus based on the net pretax income (as defined therein) of the Company. Mr. Appierto was entitled to a bonus ranging from 1% of net pretax income, if such net pretax income is less than $1 million, to 5% of net pretax income if such net pretax income is in excess of $10 million.
Mr. Peiffer was entitled to a bonus ranging from 2% of net pretax income, if such net pretax income is at least $5 million, but less than $10 million, and 3% of net pretax income if such net pretax income is at least $10 million. Mr. Battiato was entitled to a bonus ranging from 4% of the first $1 million of net pretax income down to $280,000 plus 1% of net pretax income in excess of $10 million. Notwithstanding the foregoing, for the fiscal year ended June 30, 1996, Mr. Appierto, Mr. Peiffer, Mr. Battiato and Mr. Rios each deferred and subsequently agreed to relinquish a portion of the bonuses due them in the amounts of $300,000, $180,000, $81,000 and $50,000, respectively ($611,000 in the aggregate), pursuant to, their respective prior employment agreements.

These employment agreements were terminated, and amended and restated employment agreements (collectively, the "Restated Agreements") were executed, effective April 1, 1997. The term of each Restated Agreement commenced on April 1, 1997 and terminates on April 1, 1999 and each provides for an annual
base salary of $300,000.   Mr. Battiato's Restated Agreement provided that
the $125,000 loan made by the Company to Mr. Battiato in 1996 shall be used to offset the bonus to which he may have become entitled thereunder (See "Certain Relationships and Related Transactions").
Mr. Peiffer's Restated Agreement provided that in order to repay $80,000 advanced by the Company on his behalf, his annual salary would be reduced from $300,000 to $260,000 until such advance has been repaid in full. (See "Certain Relationships and Related Transactions"). Mr. Rios' Restated Agreement provided that for the period ended March 31, 1997, he would be compensated under the terms of his employment agreement dated July 16, 1994. Mr. Rios received $50,000 of the $216,125 amount to which he was entitled based on the bonus structure of his July 16, 1994 employment agreement for the fiscal quarter ended March 31, 1997. Amounts in excess of $50,000, shall be offset against the bonus amounts to which he may become entitled pursuant to his Restated Agreement. (See "Certain Relationships and
Related Transactions.")

     As of October 17, 1997, the Company has either accepted the resignations of or terminated certain executive officers. These officers included Gary Peiffer, Joseph Battiato, Angelo Appierto and Jorge Rios, the Company's general counsel, President, Chief Executive Officer and National Sales Manager, respectively. Since the departure of these executives, the Company has assembled a new management team comprised of Matthew Burns as the Chief Executive Officer, William Henle as Chief Operating Officer and Dina Penepent remains the Company's Chief Financial Officer. The role of National Sales Manager has been filled by one of the Company's district sales managers and the role of general counsel has been filled by internal corporate counsel with support from various New York based law firms.

Each of the Restated Agreements provided for the determination of a bonus pool to be based on an amount equal to a percentage of Consolidated Net After Tax Income ("CNATI") and the achievement of certain targets related to Return on Assets ("ROA") for the period commencing on July 1, 1997 and ending on June 30, 2000 (the "Bonus Period"). ROA is determined by dividing the CNATI for the Bonus Period by Total Assets (hereinafter defined) for the Bonus
Period and dividing that amount by three. CNATI means, with respect to any fiscal year, the net after tax income of the Company from operations currently conducted by the Company (including the servicing and origination of automobile loans or mortgages) before extraordinary items as reported on the audited financial statements of the Company with respect to such period and adjusted as follows: CNATI shall be increased to eliminate bonuses paid or payable under the Restated Agreements; reduced to eliminate any gain accrued on sales in such fiscal year with respect to securitization, whether or not any such securitization was effected in such fiscal year; increased or reduced without duplication, to give effect to net cash received or disbursed in connection with securitizations; adjusted to eliminate any income attributable to securitization of assets by the Company prior to the securitization designated as "971"; and adjusted to provide for applicable taxes (current or deferred) on such adjustments. Total Assets is determined by aggregating the total weighted average of assets owned by the Company during the Bonus Period, whether such assets are owned by the Company (including its subsidiaries) or by a special purpose vehicle (an entity created for the purpose of effecting securitizations in which the Company has a retained interest or which have recourse to the Company and which are not otherwise reflected as consolidated subsidiaries on the Company's financial statements), excluding for this purpose assets owned by the Company prior to the securitization designated as"97-1". The bonus pool is allocated by the then most senior executive among Messrs. Appierto, Battiato, Peiffer and Rios, in such person's discretion among (i) such persons and (ii) the Chief Financial Officer, any Executive Vice President and such other employees of the Company as the Chairman shall designate.

Each Restated Agreement provided that the executive would be entitled to the salary, bonus and benefits at the levels in effect immediately prior to termination for the remainder of the term of the Restated Agreement (the "Severance Period") in the event his employment is terminated by the Company other than for cause, death or disability, or because his Restated Agreement has not been renewed or extended, or by such executive for good reason (as each term is defined under the Restated Agreements). Any benefits receivable by the executive during the Severance Period shall be reduced to the extent benefits of the same type are received by or made available to the executive during the Severance Period. In the event the executive's employment is terminated as a result of death or disability or by the Company for cause, or by the executive without good reason, or in the event his Restated Agreement is not renewed or extended, then the Company shall have no further obligations or liabilities to the executive such that all benefits and salary (excluding bonus and any death or disability benefits that would otherwise continue past the date of termination) shall terminate simultaneously with the termination of the executive's employ-ment other than benefits and salary accrued through the date of termination.
If the employment of the executive is terminated by the Company without cause or by the executive with good reason (as each term is defined under the Restated Agreements), he shall be entitled to receive 100% of his bonus at such time as the bonus otherwise becomes payable. If the employment of the executive is terminated by the Company for cause or by the executive without good reason (as each term is defined under the Restated Agreements) (a) during the first year of the term of his Restated Agreement, the executive's right to receive any portion of the bonus shall be forfeited or (b) during the second year of the term of his Restated Agreement, he shall be entitled to receive, at such time as the bonus otherwise becomes payable, an amount equal to one half (1/2) of the bonus otherwise attributable to him.
In the event that, prior to February 1, 1999, the Company offers to the executive an extension of his employment for at least one (1) year following the end of the term of his Restated Agreement on terms substantially similar to those provided therein and the executive does not accept such offer, the executive shall be entitled to receive, at the time such bonus otherwise becomes payable, a bonus equal to two thirds (2/3) of the bonus otherwise attributable to him. In the event that, prior to February 1, 1999, the Company does not offer to the executive an extension of his employment for at least one (1) year following the end of the term of his Restated Agreement on terms substantially similar to those provided therein, the executive shall be entitled to receive, at the time such bonus otherwise becomes payable, an amount equal to five sixths (5/6) of the bonus otherwise attributable to him. Any portion of the bonus not paid to the executive by operation of his Restated Agreement shall be allocated in such amounts and to such employees as the Board of Directors may in its discretion determine.
All Restated Agreements contained provisions protecting the confidentiality of information concerning the Company's business, and do not limit the ability of such officers to compete with the Company after such officers no longer receive a salary from the Company. In addition, each Restated
Agreement provides for certain insurance and other benefits for the executive.

Effective June 18, 1997, Mr. Peiffer resigned his positions with the
Company as Vice Chairman of the Board and General Counsel. Mr. Peiffer's Restated Agreement was terminated in all respects and he agreed to release and waive any and all claims which he may have against the Company arising under or pursuant to the Restated Agreement or any prior agreement relating to his employment with the Company, including but not limited to claims to receive severance or bonus payments or to exercise options to purchase shares of the Company's stock. Upon Mr. Peiffer's resignation, the Company cancelled and declared to be no longer due and owing by him to the Company, $80,000 advanced by the Company on Mr. Peiffer's behalf. (See "Certain Relationships and Related Transactions").

Effective September 18, 1997, Mr. Battiato resigned his positions with the Company as President and Director. Mr. Battiato's Restated Agreement was terminated in all respects including his rights to any bonus payments.
Mr. Battiato's seperation terms are currently pending, including the possible repayment of a note in the amount of $125,000. Further, all stock options granted to him, to the extent not previously exercised, were forfeited.
(See "Certain Relationships and Related Transactions").

Effective October 14, 1997, Mr. Appierto was terminated as Chairman of the Board and Chief Executive Officer. His term as Director of the Company will expire at the Company's, 1997 Annual Meeting of Stockholders. Mr. Appierto's Restated Agreement was terminated in all respects including his right to any bonus payments. Further, all stock options granted to him, to the extent not previously exercised, were forfeited.

Effective October 17, 1997, Mr. Rios was terminated as Executive Vice President and National Sales Manager. His Restated Agreement was terminated in all respects including his right to any bonus payments. Further, all stock options granted to him, to the extent not previously exercised, were forfeited. Mr. Rios owes the Company $18,387 under an original note in the amount of $22,184. Due to the fact that Mr. Rios will not receive any future bonuses from the Company, the amount outstanding under a $300,000 note will not be repaid to the Company. (See "Certain Relationships and Related Transactions").

Under the terms of each Restated Agreement, stock options previously granted to such executives under the Plans were cancelled. In consideration of such cancellation, a reduced number of options in the case of Mr. Appierto, Mr. Peiffer and Mr. Battiato and an increased number of options in the case of Mr. Rios were granted. Mr. Appierto's Restated Agreement provided that options to purchase an aggregate of 150,000 and 25,000 shares of Common Stock of the Company granted to him pursuant to the 1994 Plan and the 1996 Plan, have been reduced to 111,423 and 18,577 shares, respectively.
Mr. Rios's Restated Agreement provided that options to purchase 130,000 and 50,000 shares of Common Stock of the Company granted to him pursuant to the 1994 Plan and the 1996 Plan have been increased to 133,607 and 51,393 shares, respectively. The terms of the grants remain as set forth in the Plans, except that the option exercise price per share has been reduced to $2.50, the term of the option is 10 years from the date of grant (April 1, 1997) and, in the event of a termination of employment by the Company other than for cause (as defined under the Restated Agreements) or by the executive for good reason (as defined under the Restated Agreements), the option shall remain exercisable, to the extent exercisable as of the effective date of termination, for a period of the lesser of one year following the effective date of termination and the original term of such option.

Notwithstanding the foregoing, the agreements entered into on April 26, 1996 by Mr. Appierto, Mr. Peiffer and Mr. Battiato with the Company with respect to a change of control that occurred in February 1996 remain in full force and effect for the remainder of the term of the agreements.

The Company entered into an employment agreement with Mr. Burns in October 1995 to serve as Executive Vice President -- Systems and Systems Development. Pursuant to the agreement, Mr. Burns gave up the right to any bonuses he might be entitled to under a previous employment agreement with the Company for finance contracts acquired or leases originated by the Company after July 1, 1995 in exchange for payment by the Company of $110,000. Under this agreement, Mr. Burns was entitled to a salary of $150,000 for each year of the term. On September 18, 1996, Mr. Burns' employment with the Company terminated and Mr. Burns entered into an employment agreement to serve as Chairman and Chief Executive Officer of Systems & Services Technologies, Inc. ("SST"), a newly formed wholly owned subsidiary of the Company, for a term of five years, subject to extension or reduction in accordance with the terms of the agreement. Mr. Burns' agreement provides for an annual base salary of $150,000, subject to adjustment after June 30, 1997 based upon certain performance targets, and a bonus (i) for the first two years, of the greater of $50,000 and 3.33% of SST's Net Pre-Tax Income (as defined therein) in each year it equals or exceeds Performance Targets (as defined therein) and (ii) thereafter, of 3.33% of Net Pre-Tax Income in each year Net PreTax Income equals or exceeds performance targets. Mr. Burns' agreement contains provisions protecting the confidentiality of information concerning SST's business, but does not limit the ability of Mr. Burns to compete with SST after the conclusion of its term.

The Company entered into an employment agreement with Mr. Chappell on September 18, 1996 to serve as President of SST for a term of five years, subject to extension or reduction in accordance with the terms of the agreement. Mr. Chappell's agreement provides for an annual base salary of $125,000, subject to adjustment after June 30, 1997 based upon certain performance targets, and a bonus (i) for the first two years, of the greater of $50,000 and 3.33% of SST's Net PreTax Income (as defined therein) and (ii) thereafter, of 3.33% of SST's Net PreTax Income in each fiscal year in which the Net PreTax Income equals or exceeds the performance targets for that fiscal year. Mr. Chappell's agreement contains provisions protecting the confidentiality of information concerning SST's business, but does not limit the ability of Mr. Chappell to compete with SST after the conclusion of its term.

Compensation of Directors

Directors who are employees of the Company or its subsidiaries are not compensated for their services rendered to the Company in their capacity as Director. Independent Directors receive a $25,000 per year retainer, $3,000 plus expenses for attendance at Board meetings ($1,500 for telephonic meetings of less than an hour, with discretion to reduce such fee for teleponic meetings of less than one-half hour) and $1,500 plus expenses for attendance at Committee meetings held on days other than those which Board meetings are scheduled.

In addition, each independent director who is or becomes a member of the Board of Directors on or after June 30, 1996, shall automatically be granted a non-qualified stock option to purchase that number of shares of Common Stock obtained by multiplying the number of months measured from the commencement of such director's then term to the expiration of such term, by 833 shares. The number of months remaining in a director's then term shall be measured from the first day of the calendar month in which the director's term commenced to the last day of the calendar month in which the director's term is scheduled to expire. Options in the amount determined above were granted on July 1, 1996 to each independent director serving in such capacity on such date. All options granted in such manner shall (a) have an exercise price per share equal to 100% of the fair value of a share on the date of the grant; (b) have a term of ten years; (c) vest at the rate of 833 shares for each calendar month, counted in the same manner as the calculation of the amount of shares underlying the option, during which a director has served in such capacity for the full calendar month or any portion therof; (d) terminate (i) 12 months after termination of an independent director's service as a director of the Company due to the death of such independent director; or (ii) three months after the independent director ceases to serve as a director of the Company for any other reason; and (e) be otherwise on the same terms and condition as all other options granted pursuant to the Company's 1996 Stock Option Plan, as amended. Any options which do not vest in accordance with the above provisions shall be forfeited.

The Company has a Compensation Committee and an Audit Committee.
The Compensation Commitee, which currently consists of Felice Cutler, Carl Frischling and Paul Fitzpatrick, is responsible for reviewing all compensation agreements and arrangements for officers of the Company, including annual incentive awards, and is responsible for administering the Company's stock options plans. The Audit Commitee, which currently consists of Felice Cutler, Carl Frischling and Paul Fitzpatrick, is responsible for recommending to the Board of Directors the engagement of the independent auditors of the Company and reviewing with the independent auditors the scope and results of the audit, the internal accounting controls of the Company, audit practice and the professional services furnished by the independent auditors.

During the fiscal year ended June 30, 1997, the Board of Directors held seventeen (17) meetings, eleven of which were telephonic. In addition, the Compensation Committee held nine (9) meetings and the Audit Commitee held four
(4) meetings. Each of the then current Directors of the Company attended all of the meetings of the Board of Directors and each Director serving on a committee attended all the meetings of such committee upon which each Director served.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND OF MANAGEMENT

The following table sets forth certain information as of November 10, 1997, based on information obtained from the persons named below or from Schedule 13D's filed with the Securities and Exchange Commission, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, nominee for Director and Named Executive Officer of the Company and (iii) all of the Company's executive officers and Directors as a group.


                                             NUMBER OF
                                              SHARES            PERCENTAGE OF
                                            BENEFICIALLY         OUTSTANDING
                                               OWNED            COMMON STOCK


High Risk Opportunity Hub Fund Ltd.(2)      12,712,198               43.1%
c/o Admiral Administration
P.O. Box 32021SMB
Grand Cayman Islands BWI

III Finance Ltd. (3)                        12,825,300               42.0
250 Australian South
West Palm Beach, FL 33401

Gary Winnick (4)                             3,015,341               17.1
c/o PCG Management, Inc.
150 El Camino Drive, Suite 204
Beverly Hills, CA 90212

Greenwich Capital Financial
 Products, Inc. (5)                          3,346,792               15.9
600 Steamboat Road
Greenwich, CT  06830

Robert I. Weingarten (6)                     1,732,618                9.8
1999 Avenue of the Stars, Suite 2350
Los Angeles, CA 90067

Palomba Weingarten (6)(7)                    1,678,577                9.5
c/o Atlas Holdings Group, Inc.
9595 Wilshire Boulevard
Beverly Hills, CA 90212

Angelo R. Appierto (8)                         513,437                3.6
Joseph F. Battiato                             345,000                3.4
Gary D. Peiffer (9)                            279,314                1.6
Matthew B. Burns                                20,000                  *
John J. Chappell(10)                            33,667
Jorge G. Rios                                       --                 --
Felice R. Cutler (11)                           17,493                  *
Carl Frischling (12)                            40,493                  *
Paul D. Fitzpatrick (13)                        15,827                  *
All executive officers and Directors as a group
(7 persons)(14)                                737,250                4.1

*Less than 1%

[FN]
<F1>
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the Record Date have been exercised.
<F2>
(2) Shares which may be owned by High Risk Opportunity Hub Fund Ltd. if 4,946,901 Series D Preferred is exchanged for common stock of the Company on a common share equivalent basis equal to $1.26 per share.
    (See "Change in Control"). Also includes 7,895,382 shares (estimated on the basis of conversion at a 15% discount from the 5 days prior average Nasdaq closing bid price) convertible from 106 shares of Convertible Preferred Series C stock held by III Global Ltd.
<F3>
(3) Shares which may be owned by III Finance Ltd. if 16,159,878 Series D Preferred Stock is exchanged for common stock of the Company on a common share equivalent basis equal to $1.26 per share. (See "Change in Control").
<F4>
(4) Such shares are owned by PCG Management, Inc., an entity of which Gary Winnick is the Chairman of the Board, Chief Executive Officer and sole stockholder.
<F5>
(5) Includes 1,374,874 common stock equivalents.

<F6>
(6) Robert I. Weingarten and Palomba Weingarten are married to each other. Shareholdings for Mr.Weingarten and Mrs. Weingarten each reflect individual ownership and each disclaims beneficial ownership of stock held by the other.
<F7>
(7) Such shares are owned by Atlas Holdings Group, Inc., an entity of which Palomba Weingarten is the Chief Executive Officer, sole Director and principal stockholder.
<F8>
(8) Includes (i) 50,000 shares held by the Appierto Irrevocable Family Trust as to which shares Mr. Appierto disclaims beneficial ownership.
<F9>
(9) Includes 279,314 shares directly held by Suzanne C. Peiffer, Mr. Peiffer's wife. Mr. Peiffer disclaims beneficial ownership of such shares.
<F10>
(10)Includes 33,667 shares subject to stock options which are immediately exercisable. In addition, Mr. Chappell has nonvested options to purchase 21,333 shares which will vest over time.
<F11>
(11)Includes 17,493 shares subject to stock options. In addition, Ms. Cutler has been granted options to purchase 833 shares per month for the remainder of her term as Director. Such shares are immediately exercisable upon vesting.
<F12>
(12)Includes 17,493 shares subject to stock options. In addition, Mr. Frischling has been granted options to purchase 833 shares per month for the remainder of his term as a Director. Such shares are immediately exercisable upon vesting.
<F13>
(13)Includes 15,827 shares subject to stock options. In addition, Mr. Fitzpatrick has been granted options to purchase 833 shares per month for the remainder of his term as Director. Such shares are immediately exercisable upon vesting.
<F14>
(14)See footnotes (8),(11), (12) and 13. In addition, includes 50,000 shares and 75,000 subject to stock options held by William Henle and Dina Penepent, respectively. Additionally, non vested options of 150,000 and 75,000 are held by Mr. Henle and Ms. Penepent, respectively. Also includes 5,000 shares of common stock held by Ms. Penepent.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors of the Company

As of October 14, the date of Mr. Appierto's termination, Mr. Appierto owed the Company $68,754 under an advance of $150,000 of a bonus amount that was forfeited during the fiscal year 1997 from bonuses earned in the fiscal year ended June 30, 1996. Repayment terms are currently under pending. See "Employment Agreements".

Upon Mr. Peiffer's resignation, the Company cancelled and declared to be no longer due and owing by him to the Company, certain expenses totaling $80,000 advanced by the Company on Mr. Peiffer's behalf. See "Employment Agreements".

Mr. Battiato owes the $125,000, which was advanced by the Company on Mr. Battiato's behalf, in relation to the modification of his employment agreement in connection with a change of control that occurred in February 1996. This amount remains due and owing, repayment terms are currently under negotiation with Mr. Battiato. See "Employment Agreements".


declare to be no longer due and owing by him to the Company, certain amounts totaling $125,000 advanced by the Company on Mr. Battiato's behalf in relation to the modification of his employment agreement in connection with the Whitehall Transfer discussed under "Change in Control". The Company has also agreed, in principle, to pay Mr. Battiato an additional $125,000 as severance.
As of November 7, 1997, definitive agreements have not been agreed upon.
See "Employee Agreements".

Upon Mr. Rios' termination, the remaining balance of $18,387 of an original balance of $22,184 advanced by the Company on his behalf remains due and payable by him. Further, an advance, which was due and payable upon the receipt of future bonuses, in the amount of $300,000 was no longer due and payable. See "Employment Agreements".

Relationships and Related Transactions with Principal Stockholders of the Company On March 31, 1996, the Company entered into an agreement with Whitehall Financial Group, Inc. (the "Consulting Agreement"), whereby Whitehall was engaged to provide consulting services to the Company relating to operations, management, financing and marketing. Since neither party has elected to terminate the Consulting Agreement, it was, in accordance with its terms, automatically extended for a period of one year commencing February 6, 1997. The Consulting Agreement provides for an annual fee to Whitehall of $300,000 (subject to adjustment in certain circumstances) plus reasonable and necessary expenses. Under the terms of the agreement, as of November 7, 1997, the Company has paid $527,800, including out of pocket expenses of $27,800. Whitehall recommended that Carl Frischling, Felice Cutler and Paul Fitzpatrick be named to the Company's Board of Directors as of February 1996 as to Mr. Frischling and Ms. Cuter and as of June 1996 as to Mr. Fitzpatrick. (See "Directors and Executive Officers of the Company").

The Company has engaged Kramer, Levin, Naftalis & Frankel as its primary legal counsel. Mr. Frischling, one of the Company's Directors, is a member of such firm. No material payments have been made to legal cousel as of November 14, 1997.


                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents filed as part of this Report:
          (1) The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of the Annual Report on Form 10K.
          (2)  Exhibits.  See Exhibit Index beginning on page 62.

(b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE AEGIS CONSUMER FUNDING GROUP, INC.


                                 By:  s/Matthew B. Burns
                                    ----------------------------
                                    Matthew B. Burns


Date: November 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date

s/Matthew B. Burns
----------------------  Chief Executive Officer         November 19, 1997
Matthew B. Burns


s/Dina L. Penepent
---------------------   Chief Financial Officer,        November 19, 1997
Dina L. Penepent        Executive Vice President,
                        Secretary, Principal
                        Financial and
                        Accounting Officer

s/Felice Cutler
--------------------    Director                        November 19,  1997
Felice Cutler


s/Carl Frischling
-------------------     Director                        November 19, 1997
Carl Frischling


s/Paul Fitzpatrick
-------------------     Director                        November 19, 1997
Paul Fitzpatrick

s/Angelo R. Appierto
____________________    Director                        November 19, 1997
Angelo R. Appierto

                              INDEX OF EXHIBITS

Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated herein by reference to (1) the Company's Registration Statement on Form SB-2 originally filed on April 6, 1995 (File No. 33-85836);
(2) documents previously filed with the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995; (3) documents previously filed with the Company's Annual Report filed for the period ended June 30, 1995;
(4) documents previously filed with the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995; (5) documents previously filed with the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1995; (6) documents previously filed with the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996; (7) documents previously filed with the Company's Annual Report on Form 10-K for the period ended June 30, 1996; (8) documents previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996;
(9) documents previously filed with the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996; (10) documents previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 or, (11) filed herewith.


Exhibit No.                    Description                             Page No.

3.1      Certificate of Incorporation(1)
3.2      By-laws(1)
3.3      Form of Amended and Restated Certificate of
         Incorporation(1)
3.4      Form of Amended and Restated By-laws(1)
3.5      Certificate of Designation of Series C Preferred Stock(4)
4.1      Specimen Common Stock Certificate(1)
4.2      Warrant issued to Drew Schaefer(1)
4.3      Underwriters' Warrant Agreement(1)
4.4      Form of Escrow Agreement(1)
4.5      Voting Agreement dated February 15, 1996(1)
4.6      Irrevocable Proxy dated February 15, 1995(1)
4.7      Warrants to purchase 114,553 shares of Common Stock (4)
4.8      Warrant issued to Chaneil Associates(6)
4.9      Warrant issued to Beckett Reserve Fund, L.L.C(6)
4.10     Warrant issued to Bjorn Ahlstrom.(6)
5.1      Opinion of Shereff, Friedman, Hoffman & Goodman,
         LLP(1)
10.1 Revolving Credit Facility Agreement, dated July 23, 1993, between The Bennett Funding Group, Inc. and the Company(1)
10.2     Loan and Security Agreement, dated as of February 28,
         1994, among Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd(1)
10.2.1   Form of Promissory Note relating to Exhibit 10.2(1)
10.2.2   Aging Receivables Report relating to Exhibit 10.2(1)
10.2.3   Form of Dealer Agreement relating to Exhibit 10.2(1)
10.2.4   GAP Auto Protection Insurance Policy relating to Exhibit
         10.2.(1)
10.2.5   Form of Lease relating to Exhibit 10.2(1)
10.2.6   Liability Insurance Policy relating to Exhibit 10.2(1)
10.2.7   Risk Default Policy relating to Exhibit 10.2(1)
10.2.8   Residual Value Insurance Policy relating to Exhibit 10.2(1)
10.2.9   Underwriting Criteria relating to Exhibit 10.2(1)
10.2.10 Vendor Single Interest Physical Damage Insurance Policy relating to Exhibit 10.2(1)
10.2.11  Form of Custodian Confirmation relating to Exhibit 10.2(1)
10.2.12  List of Closing Documents relating to Exhibit 10.2(1)
10.3     Loan and Security Agreement, dated as of November 8,
         1993, between Aegis Capital Markets, Inc., Aegis Acceptance Corp., Aegis Auto Finance, Inc. and III Finance Ltd.(1)

10.3.1   Form of Promissory Note relating to Exhibit 10.3(1)
10.3.2   Aging Receivables Report relating to Exhibit 10.3(1)
10.3.3   Form of Dealer Agreement relating to Exhibit 10.3(1)
10.3.4   Form of RDI Policy relating to Exhibit 10.3(1)
10.3.5   Underwriting Criteria relating to Exhibit 10.3(1)
10.3.6   Form of VSI Policy relating to Exhibit 10.3(1)
10.3.7   Form of Servicer's Confirmation relating to Exhibit 10.3(1)
10.3.8   List of Closing Documents relating to Exhibit 10.3(1)
10.4 Loan and Security Agreement, dated as of July 1, 1993, between Aegis Securitized Assets, Inc. and III Finance Ltd.(1)
10.4.1   Underwriting Criteria relating to Exhibit 10.4(1)
10.5     1994 Stock Option Plan of the Company(1)
10.5.1   1994 Stock Option Plan of the Company, as amended(7)
10.5.2   1996 Stock Option Plan of the Company(7)
10.6     Employment Agreement with Angelo R. Appierto(1)
10.6.1   Amendment to Employment Agreement with Angelo R. Appierto(2).
10.6.2   Form of Amendment to Employment Agreement with
         Angelo R. Appierto(6)
10.6.3   Form of Amendment to Employment Agreement with
         Angelo R. Appierto.(7)
10.6.4   AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated  as of
         April 1, 1997, by and between THE AEGIS CONSUMER FUNDING GROUP, INC. and Mr. Angelo R. Appierto.(11)
10.7     Employment Agreement with Gary D. Peiffer(1)
10.7.1   Amendment to Employment Agreement with Gary D.
         Peiffer.(2)
10.7.2   Form of Amendment to Employment Agreement with Gary
         D. Peiffer.(6)
10.7.3   Form of Amendment to Employment Agreement with Gary
         D. Peiffer.(7)
10.7.4 TERMINATION AGREEMENT dated as of June 18, 1997, between THE AEGIS CONSUMER FUNDING GROUP, INC. and
         Mr. Gary D. Peiffer.(11)
10.8     Employment Agreement with Joseph F. Battiato(1)
10.8.1   Amendment to Employment Agreement with Joseph F.
         Battiato(2)
10.8.2   Form of Amendment to Employment Agreement with
         Joseph F. Battiato(6)
10.8.3   Form of Amendment to Employment Agreement with
         Joseph F. Battiato(7)
10.8.4   AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of
         April 1, 1997, by and between THE AEGIS CONSUMER FUNDING GROUP,INC. and Mr. Joseph F. Battiato(11)
10.9     Employment Agreement with Matthew B. Burns(1)
10.9.1   Amendment to Employment Agreement with Matthew B.Burns(2)
10.9.2 Amendment to Employment Agreement of Matthew B. Burns, dated as of October 11, 1995.(5)
10.9.3   Termination of Employment Agreement with Matthew B.
         Burns.(8)
10.10    Employment Agreement with Jorge G. Rios.(1)
10.10.1  AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of
         April 1, 1997, by and between THE AEGIS CONSUMER FUNDING
         GROUP, INC.
         and Mr. Jorge Rios.(11)
10.11    Employment Agreement with Robert G. Nelson.(1)
10.12    Consulting Agreement with Drew E. Schaefer and Nustar
         Financial Corp.(1)
10.13    Termination of Consulting Agreement with Drew E.
         Schaefer Nustar Finnacial Corp (1)
10.14 Lease, dated June 29, 1992, by and between the Company and First Pac Limited, with respect to 33 Whitehall St.,
         New York, New York(1)
10.15 Additional Space Agreement, dated September 30, 1993, by and between the Company and First Pac Limited(1)
10.16 Sublease, dated September 27, 1993, by and between the Company as subtenant and Centre Reinsurance Company and International Insurance Advisors, Inc., as sublessors(1)

10.17 Sublease, dated as of October 1, 1993, by and between the Company as sublessor and Americorp Financial Services, Inc. as subtenant(1)
10.18    Master Servicing Agreement, dated as of February 28,
         1994, between American Lenders Facilities, Inc. and Aegis Consumer Finance, Inc.(1)
10.19    Program Management Agreement, dated as of November
         16, 1992, by and between Aegis Financial Advisers, Inc., and The Bennett Funding Group, Inc(1)
10.20 Program Management Agreement Amendment No. 1, dated as of July 1, 1993 by and between Aegis Financial Advisers, Inc. and The Bennett Funding Group, Inc.(1),
10.21    Loan and Security Agreement, dated as of August 11,
         1994, between Aegis Consumer Finance, Inc. and III Finance
         Ltd.(1)
10.21.1  Form of Promissory Note relating to Exhibit 10.21(1)
10.21.2  Form of Cash Flow Valuation Report relating to Exhibit
         10.21(1)
10.21.3  Aegis Auto Receivables 1994-A, L.P., Agreement of
         Limited Partnership relating to Exhibit 10.21(1)
10.21.4  Pooling and Servicing Agreement relating to Exhibit
         10.21.(1)
10.21.5  List of Closing Documents relating to Exhibit 10.21.(1)
10.21.6  See Exhibit 10.3.4.(1)
10.21.7  See Exhibit 10.3.6.(1)
10.22    Loan and Security Agreement, dated as of September 28,
         1994, between Aegis Consumer Finance, Inc. and III
         Finance Ltd.(1)
10.22.1  Form of Promissory Note relating to Exhibit 10.22(1)
10.22.2  See Exhibit 10.21.2(1)
10.22.3  See Exhibit 10.21.3(1)
10.22.4  See Exhibit 10.21.4(1)
10.22.5  See Exhibit 10.21.5(1)
10.22.6  See Exhibit 10.3.4(1)
10.22.7  See Exhibit 10.3.6.(1)
10.23    Form of Dealer Agreement(1)
10.24    Form of Customer Credit Application(1)
10.25    Partnership Agreement of Aegis Investment Partners(1)
10.26    Employment Termination Agreement, dated as of
         February 22, 1995, between the Company and Robert Nelson(1)
10.27    Servicing Agreement with American Lenders Facility,
         Inc.(2)
10.28    Loan and Security Agreement, dated as of December 22,
         1994 between Aegis Consumer Finance, Inc. and III Finance
         Ltd.(2).
10.28.1  Form of Promissory Note relating to Exhibit 10.28(2)
10.28.2 Exhibit 10.21.2 Form of Cash Flow Valuation Report relating to Exhibit 10.21(1)
10.28.3 Exhibit 10.21.3 Aegis Auto Receivables 1994-A, L.P., Agreement of Limited Partnership relating to Exhibit 10.21(1)
10.28.4 Exhibit 10.21.4 Pooling and Servicing Agreement relating to Exhibit 10.21(1)
10.28.5  Exhibit 10.21.5 List of Closing Documents relating to
         Exhibit 10.21(1)
10.28.6  Exhibit 10.3.4 Form of RDI policy relating to Exhibit
         10.3(1)
10.28.7  Exhibit 10.3.6 Form of VSI Policy relating to Exhibit
         10.3(1)
10.29 Loan and Security Agreement dated as of March 22, 1995, between Aegis Consumer Finance, Inc. and III Finance LTD.(2)
10.29.1  Form of Promissory Note relating to Exhibit 10.29(2)
10.29.2 Exhibit 10.21.2 Form of Cash Flow Valuation Report relating to Exhibit 10.21(1)
10.29.3 Exhibit 10.21.3 Aegis Auto Receivables 1994-A, L.P., Agreement of Limited Partnership relating to Exhibit 10.21(1)

10.29.4 Exhibit 10.21.4 Pooling and Servicing Agreement relating to Exhibit 10.21(1)
10.29.5  Exhibit 10.21.5 List of Closing Documents relating to
         Exhibit 10.21(1)
10.29.6  Exhibit 10.3.4 Form of RDI Policy relating to Exhibit 10.3(1)
10.29.7  Exhibit 10.3.6 Form of VSI Policy relating to Exhibit 10.3(1)
10.30 Loan and Security Agreement, dated as of June 20, 1995 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd. as Lender (3)
10.30.1  Promissory Note relating to Exhibit 10.30(3)
10.30.2 Exhibit 10.29.2 Form of Cash Flow Valuation Report relating to Exhibit 10.21.3, relating to Exhibit 10.21(1)
10.30.3 Exhibit 10.29.4 Form of Cash Flow Valuation Report relating to Exhibit 10.21.4, relating to Exhibit 10.21(1)
10.30.4  Exhibit 10.29.5 List of Closing Documents relating to Exhibit
         10.21.5 relating to Exhibit 10.21(1)
10.30.5 Exhibit 10.29.6 Form of RDI Policy relating to Exhibit 10.3.4, relating to Exhibit 10.3(1)
10.30.6 Exhibit 10.29.7 Form of VSI Policy relating to Exhibit 10.3.6, relating to Exhibit 10.3(1)
10.31 Purchase Agreement dated as of 3/31/95 by and between Aegis Auto Finance, Inc. as Seller and III Limited Partnership as Purchaser (3)
10.31.1 Promissory Note dated as of 3/31/95 by and between III Limited Partnership, Ltd. and Aegis Consumer Finance, Inc. (3)
10.31.2 Note Modification dated as 5/1/95 to the Promissory Note dated 3/31/95 by and between III Limited Partnership Ltd. and
         Aegis Consumer Finance, Inc. (3)
10.32 Subcontracting Agreement dated as of 4/6/95 by and between American Lenders Facilities, Inc. and Aegis Consumer Finance, Inc. (3)
10.32.1  Amendment to Subcontracting Agreement between American
         Lenders Facilities, Inc. and Aegis Consumer Finance, Inc., dated 6/19/95 (3)
10.33 Form of Servicing Agreement between American Lenders Facilities, Inc., and Norwest Bank Minnesota, National Association. (3)
10.34 Marketing Agreement dated as of 6/15/95 by and between Financial Access, Inc. and Aegis Consumer Finance, Inc.(3)
10.35 Purchase Agreement dated as of 6/1/95 between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Buyer(3)
10.36 Form of Purchase Agreement dated as of 6/23/95 by and between Aegis Auto Finance, Inc. as Seller and Liberty Bank and Trust Company as Purchaser (3)
10.37 Marketing Agreement dated as of 8/24/95 by and between WG Warranty and Insurance Services and Aegis Consumer Finance,
         Inc. (3)
10.38    Purchase Agreement dated as of 9/22/95 by and between Aegis
         Auto Finance, Inc. as Seller and Cameron State Bank as
         Purchaser (3)
10.39    Employment Agreement with Dina L. Penepent (4)
10.40 Master Amendment to Loan and Security Agreements, dated as of August 24, 1995 between Aegis Auto Finance, Inc. and III Finance Ltd(4).
10.41 Amendment No. 4 to Loan and Security Agreement, dated as of September 12, 1995 between Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance
         Ltd.(4)
10.42 Amendment No. 5 to Loan and Security Agreement, dated as of October 18, 1995 between Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd.(4)
10.43 Amendment No.5 to Loan and Security Agreement, dated as of September 13, 1995, between Aegis Auto Finance,
         Inc. and III Finance Ltd.(4)

10.44 Amendment No. 6 to Loan and Security Agreement, dated as of October 18, 1995, between Aegis Auto Finance, Inc. and III Finance Ltd.(4)
10.45 Purchase Agreement dated as of 611/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Purchaser(4).
10.46 Purchase Agreement dated as of 6/20/95 by and between Aegis Auto Funding Corp. as Seller and Smith Barney Inc. as Purchaser.(4)
10.47 Loan and Security Agreement, dated as of June 20, 1995 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd. as Lender.(4)
10.47.1  Promissory Note relating to Exhibit 10.45.(4)
10.48. Exhibit 10.30.2 Form of Cash Flow Valuation Report relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1).
10.48.1  Exhibit 10.30.3 Pooling and Servicing Agreement relating to
         Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to
         Exhibit 10.21(1).
10.48.2  Exhibit 10.30.4 List of Closing Documents relating to
         Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1).
10.48.3 Exhibit 10.30.5 Form of RDI Policy relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3(1).
10.48.4 Exhibit 10.30.6 Form of VSI Policy relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit
         10.3 (1).
10.49 Purchase Agreement dated as of 9/1/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Purchaser.(4)
10.50 Purchase Agreement dated as of 9/20/95 by and between Aegis Auto Funding Corp. as Seller and Smith Barney Inc.
         as Purchaser.(4)
10.51    Loan and Security Agreement, dated as of September 25,
         1995 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd. as Lender.(4)
10.51.1  Promissory Note relating to Exhibit 10.49.(4)

10.52 Exhibit 10.46 Form of Cash Flow Valuation Report relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit
         10.21(1).
10.52.1 Exhibit 10.46.1 Pooling and Servicing Agreement relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1).
10.52.2  Exhibit 10.46.2 List of Closing Documents relating to
         Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to
         Exhibit 10.21.5, relating to Exhibit 10.21(1).
10.52.3 Exhibit 10.46.3 Form of RDI Policy relating to Exhibit 10.3.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3 (1).
10.52.4 Exhibit 10.46.4 Form of VSI Policy relating to Exhibit 10.3.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3 (1).
10.53 Purchase Agreement dated as of 11/7/95 by and between Aegis Auto Finance, Inc. as Seller and Cameron State
         Bank as Purchaser.(4)
10.54 Purchase Agreement dated as of 11/7/95 by and between Aegis Auto Finance, Inc. as Seller and City Savings Bank and Trust as Purchaser.(4)
10.55    Amendment No. 1 to 6/20/95 Loan and Security
         Agreement, dated as of October 27, 1995 between Aegis Auto Finance, Inc. and III Finance LTD.(4)
10.56    Amendment No. 1 to 9/25/95 Loan and Security
         Agreement, dated as of October 27, 1995 between Aegis Auto Finance, Inc. and III Finance LTD.(4)
10.57    Form of Regulation S Subscription Agreement (5)
10.57.1  Registration Rights Agreement relating to Exhibit 10.57(5)
10.58 Loan and Security Agreement, dated as of 11/7/95 between The Aegis Consumer Funding Group, Inc., as Borrower, and both Aegis Consumer Finance, Inc., and
         Aegis Auto Funding Corp.,as Guarantors, and Beckett
         Reserve Fund, L.L.C., as Lender. (5)

10.58.1  Promissory Note relating to Exhibit 10.58.(5)
10.59    Purchase Agreement dated as of 11/7/95 between Aegis
         Auto Finance, Inc., as Seller, and City Savings Bank and
         Trust as Purchaser.(5)
10.60    Purchase Agreement dated as of 11/7/95 between Aegis
         Auto Finance, Inc., as Seller, and Cameron State Bank as
         Purchaser.(5)
10.61 Agreement of Sublease dated as of 11/10/95 between Aegis Consumer Funding Group, Inc., and Peterson & Ross.(5)
10.62    Purchase Agreement dated as of 12/12/95 between Aegis
         Auto Finance, Inc. as Seller and Calcasieu Marine National Bank as Purchaser.(5)
10.63    Funding Agreement dated as of 4/4/95 between U.S.
         Investment Group, Inc., and The Aegis Consumer Funding Group,
         Inc.(5)
10.63.1  Amendment dated as of 8/4/95 relating to Exhibit 10.63.(5)
10.64    Fee Agreement dated as of 12/20/95 with Chaneil
         Associates.(5)
10.65    Loan Purchase Agreement dated as of 12/1/95 between
         Aegis Auto Finance, Inc.and Aegis Auto Funding Corp.
         II, as Purchaser.(5)
10.65.1  Trust Purchase Agreement dated as of 12/1/95 between
         Aegis Auto Owner Trust 1995 as Issuer, and Aegis Auto
         Funding Corp. II, as Seller.(5)
10.65.2  Trust Agreement dated as of 12/1/95 among Aegis Auto
         Funding Corp. II,  as Depositor, and Bankers Trust as
         Owner Trustee.(5)
10.65.3 Indenture dated as of 12/1/95 between Aegis Auto Owner Trust 1995, as Issuer, and Norwest Bank Minnesota, National Association, as Indenture Trustee.(5)
10.65.4 Insurance Agreement dated as of 12/1/95 by and between MBIA Insurance Corporation, as Insurer, Aegis Auto Funding Corp. II, as Seller, Aegis Auto finance, Inc., as Servicer, Aegis Auto Owner Trust 1995, as Issuer, Norwest Bank Minnesota, National association, as Indenture Trustee, and Norwest Bank Minnesota, National Association, as Back-up Servicer.(5)
10.65.5 Servicing Agreement dated as of 12/1/95 among Aegis Auto Finance, Inc., as Servicer, Aegis Auto Funding Corp. II, as Seller, Aegis Auto Owner Trust 1995, as Issuer, and
         Norwest Bank Minnesota, National Association, as Back-up Servicer.(5)
10.65.6  Addendum to Servicing Agreement, relating to Exhibit
         10.65.5.(5)
10.65.7 Placement agency Agreement dated as of 12/13/95, relating to Exhibit 10.65.2.(5)
10.65.8 Note Purchase Agreement dated as of 12/20/95, by and between Aegis Auto Owner Trust 1995, Issuer, Aegis Auto Finance, Inc, as Servicer, Aegis Auto Funding Corp., as Seller, Market Street Capital Corporation, as Purchaser.(5)
10.65.9 Administration Agreement dated as of 12/20/95 between Aegis Auto Finance, Inc., as Servicer, and Rothschild
         Inc., as Administrator.(5)
10.70    Lease Agreement dated as of 11/14/94, between Newport
         L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding Group, Inc., as Tenant.(5)
10.70.1 Amendment to Lease, dated as of 12/23/94 between Newport L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding Group, Inc., as Tenant, relating to Exhibit 10.70.(5)
10.70.2 Second Amendment to Lease, dated as of 12/29/95 between Newport L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding Group, Inc.,as Tenant, relating to Exhibit 10.70 (5)
10.71 Fee Agreement dated as of 12/20/95 with U.S. Investment Group, Inc., relating to Exhibit 10.63.(5)
10.72 Purchase Agreement dated as of 12/1/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp., as Purchaser.(5)
10.73 Purchase Agreement dated as of 12/20/95 by and between Aegis Auto Funding Corp. as Seller and Smith Barney Inc., as Purchaser.(5)

10.74 Loan and Security Agreement dated as of 12/20/95 between Aegis Auto Finance, Inc. as Borrower and III Finance Ltd., as Lender.(5)
10.74.1  Form of Promissory Note relating to Exhibit 10.60.(5)
10.75    Exhibit 10.48 Form of Cash Flow Valuation Report, relating to
         Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to
         Exhibit 10.21.3, relating to Exhibit 10.21(1).
10.75.1  Exhibit 10.48.1 Pooling and Servicing Agreement, relating to
         Exhibit 10.30.3, relating Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1).
10.75.2  Exhibit 1048.2 List of Closing Documents, relating to
         Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to
         Exhibit 10.21.5, relating to Exhibit 10.21(1).
10.75.3  Exhibit 10.48.3 Form of RDI Policy, relating to Exhibit
         10.30.5, relating to Exhibit 10.29.6 relating to Exhibit 10.3.4, relating to Exhibit 10.3(1).
10.75.4  Exhibit 10.48.4 Form of VSI Policy, relating to Exhibit
         10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1).
10.76 Form of Servicing Agreement dated as of 12/1/95 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding
         Corp. as Purchaser.(5)
10.77 Consultant/Advisor Agreement dated as of 1/2/96, between The Sloane Organization, as Consultant, and The Aegis Consumer Funding Group, Inc., as the Consultee.(5)
10.77.1  Sloane Letter Agreement dated as of 1/3/96, relating to
         Exhibit 10.77.(5)
10.78    Purchase Agreement dated as of 1/19/96 between Aegis
         Auto Finance, Inc. as Seller and United Bank and Trust
         Company as Purchaser.(5)
10.79    Purchase Agreement dated as of 1/24/96 between Aegis
         Auto Finance, Inc. as Seller and Gulf Coast Bank as
         Purchaser.(5)
10.79.1  Reserve Account Agreement, relating to Exhibit 10.79.(5)
10.80    Notice of Annual Meeting of Stockholders and Proxy
         Statement.(5)
10.80.1  Proxy Card, relating to 10.80.(5)
10.81    Purchase Agreement dated as of 2/29/96 between Aegis
         Auto Finance, Inc. as Seller and First Bank of Eunice as
         Purchaser.(6)
10.82    Purchase Agreement dated as of 3/21/96 between Aegis
         Auto Finance, Inc. as Seller and United Bank and Trust
         Company as Purchaser.(2)
10.83 Purchase Agreement dated as of 3/1/96 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding
         Corp., as Purchaser.(6)
10.84 Purchase Agreement dated as of 3/22/96 by and between Aegis Auto Funding Corp. as Seller and Greenwich Capitol Markets, Inc., as Purchaser.(6)
10.85 Loan and Security Agreement dated as of 3/22/96 between Aegis Auto Finance, Inc. as Borrower and III
         Finance Ltd., as Lender.(6)
10.85.1  Form of Promissory Note relating to Exhibit 10.85(5)
10.86 Exhibit 10.75 Form of Cash Flow Valuation Report, relating to Exhibit 10.48 relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1).
10.86.1 Exhibit 10.75.1 Pooling and Servicing Agreement, relating to Exhibit 10.48.1, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit
         10.21.4, relating to Exhibit 10.21(1).
10.86.2  Exhibit 10.75.2 List of Closing Documents, relating to
         Exhibit 10.48.2, relating to Exhibit 10.30.4, relating to
         Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to
         Exhibit 10.21(1).
10.86.3  Exhibit 10.75.3 Form of RDI Policy, relating to Exhibit
         10.48.3, relating to Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to
         Exhibit 10.3(1).
10.86.4  Exhibit 10.75.4 Form of VSI Policy, relating to Exhibit
         10.48.4, relating to Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to
         Exhibit 10.3(1).

10.87 Servicing Agreement dated as of 3/1/96 by and between Aegis Auto Finance, Inc. as Servicer and Norwest Bank
         Minnesota, National Association in its capacity as Backup Servicer and Norwest Bank Minnesota, National Association in its capacity as Trustee.(6)
10.88 Master Servicing Agreement dated as of 4/6/96 by and between American Lenders Facilities, Inc. as Servicer and Aegis Consumer Finance, Inc. as Company.(6)
10.89 Subcontracting Agreement dated as of 4/6/96 by and between American Lenders Facilities, Inc. as Servicer and Aegis Consumer Finance, Inc. as Subcontractor.(6)
10.90    Form of Greenwich Capital Markets, Inc. Warrant
         ("Greenwich Warrant") to purchase Common Stock of The
         Aegis Consumer Funding Group, Inc.(6)
10.90.1 Form of Escrow letter concerning Greenwich Warrant, relating to Exhibit 10.90.(6)
10.90.2 Form of Acknowledgement letter concerning the adequacy of the Greenwich
         Warrant, relating to Exhibit 10.90.(6)
10.91 Exhibit 10.86 Form of Cash Flow Valuation Report, relating to Exhibit 10.75, relating to Exhibit 10.48, relating to
         Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to
         Exhibit 10.21.3, relating to Exhibit 10.21(1).
10.91.1 Exhibit 10.86.1 Pooling and Servicing Agreement, relating to Exhibit 10.75.1, relating to Exhibit 10.48.1, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1).
10.91.2  Exhibit 10.86.2 List of Closing Documents, relating to
         Exhibit 10.75.2, relating to Exhibit 10.48.2, relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1).
10.91.3  Exhibit 10.86.3 Form of RDI Policy, relating to Exhibit
         10.75.3, relating to Exhibit 10.48.3, relating to Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to
         Exhibit 10.3.4, relating to Exhibit 10.3(1).
10.91.4  Exhibit 10.86.4 Form of VSI Policy, relating to Exhibit
         10.75.4, relating to Exhibit 10.48.4, relating to Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1).
10.91.5 Form of Purchase Agreement dated as of 6/01/96 by and between Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp., as Purchaser.(7)
10.91.6 Form of Purchase Agreement dated as of 6/01/96 by and between Aegis Auto Funding Corp. III, as seller and Aegis
         Auto Finance, Inc., as Purchaser.(7)
10.91.7 Form of Servicing Agreement dated as of 6/1/96 by and between Aegis Auto Finance, Inc. as Servicer and Norwest
         Bank Minnesota, National Association in its capacity as Backup Servicer and Norwest Bank Minnesota, National
         Association in its capacity as Trustee.(7)
10.91.8 Form of Purchase Agreement as of May 17, 1996, by and between Aegis Auto Finance,Inc. as Seller and Aegis
         Auto Funding Corp. III as Purchaser.(7)
10.92    Form of Rothschild Placement Agency Agreement Letter(6)
10.93    Greenwich Capital Commitment Letter(7)
10.93.1  Amendment to Greenwich Capital Commitment Letter (7)
10.94 Warehouse Lending Agreement dated as of May 17, 1996 by and between The Aegis Consumer Funding Group, Inc. as
         Guarantor, Aegis Auto Funding Corp. III and Greenwich
         Capital Financial Products, Inc., as Lender(7)
10.94.1  Form of Note relating to Exhibit 10.94(7)
10.94.2  Form of Security Agreement relating to Exhibit 10.94(7)
10.94.3  Form of Servicing Agreement relating to Exhibit 10.94(7)
10.95 Credit Agreement Dated as of May 17, 1996, Among The Aegis Consumer Funding Group, Inc. as borrower, Aegis Consumer Finance, Inc., as Guarantor, Aegis Auto Finance, Inc., as Guarantor, and Greenwich Capital Financial Products, Inc., as Lender(7)

10.95.1  Form of Note relating to Exhibit 10.95(7)
10.95.2  Form of Aegis Consumer Finance, Inc. Security and
         Pledge Agreement relating to Exhibit 10.95(7)
10.95.3  Form of Aegis Auto Finance, Inc. Security and Pledge
         Agreement relating to Exhibit 10.95(7)
10.95.4  AMENDED AND RESTATED CREDIT AGREEMENT dated as of June 23,
         1997 to the Credit Agreement dated as of May 17, 1996 among THE AEGIS CONSUMER FUNDING GROUP, INC., as Borrower and
         AEGIS CONSUMER FINANCE, INC and AEGIS AUTO FINANCE, INC. as Guarantors and GREENWICH CAPITAL FINANCIAL PRODUCTS, INC.(11)
10.96    Loan and Security Agreement dated June 25, 1996, between
         Aegis Consumer Finance, Inc. and III Finance, Inc. LTD.(7)
10.96.1  Form of Promissory Note relating to Exhibit 10.96(7)
10.97 PURCHASE AGREEMENT dated as of September 1, 1996 by and between AEGIS AUTO FINANCE, INC. as Seller and AEGIS AUTO FUNDING CORP. as Purchaser.(8)
10.97.1  SERVICING AGREEMENT dated as of September 1, 1996 among
         AEGIS AUTO FINANCE, INC., as Servicer NORWEST BANK
         MINNESOTA, NATIONAL ASSOCIATION in its capacity as Backup Servicer and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION in its capacity as Trustee.(8)
10.97.2  POOLING AND SERVICING AGREEMENT Dated as of September 1,
         1996 by and between AEGIS AUTO FUNDING CORP., as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee and Backup Servicer.(8)
10.98 LOAN AND SECURITY AGREEMENT dated as of September 12, 1996 by and between AEGIS AUTO FINANCE, INC. as Borrower and III FINANCE, INC. as Lender(8).
10.98.1  NOTE relating to 10.98.(8)
10.99 POOLING AND SERVICING AGREEMENT dated as of September 1, 1996 by and between AEGIS AUTO FUNDING CORP., as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.(8)
10.99.1 PURCHASE AGREEMENT dated as of September 1, 1996 by and between AEGIS AUTO FINANCE, INC. as Seller and AEGIS AUTO FUNDING CORP. as Purchaser.(9)
10.99.2 CERTIFICATE PURCHASE AGREEMENT dated as of September 27, 1996 by and between AEGIS AUTO FUNDING CORP. and GREENWICH CAPITAL MARKETS, INC.(9)
10.99.3 FIRST AMENDMENT TO POOLING AND SERVICING AGREEMENT dated as of June 27, 1997, by and between AEGIS AUTO FUNDING CORP., as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer relating to Aegis Auto Receivables Trust 1996-A.(11)
10.100   SERVICING AGREEMENT dated as of September 1, 1996 among
         AEGIS AUTO FINANCE, INC., as Servicer, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION in its capacity as Backup Servicer and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION in its capacity as Trustee.(8)
10.101 Employment Agreement by and between SYSTEMS AND SERVICES TECHNOLOGIES,INC. and Matthew B. Burns.(8)

10.102 Employment Agreement by and between SYSTEMS AND SERVICES TECHNOLOGIES, INC. and John Chappell(8)
10.103 PURCHASE AGREEMENT dated as of December 9, 1996 by and between AEGIS AUTO FINANCE, INC. as Seller and ENTERPRISE NATIONAL BANK OF PALM BEACH as Purchaser.(9)
10.103.A FIRST MODIFICATION OF PURCHASE AGREEMENT dated as of
         March 20, 1997, by and between AEGIS AUTO FINANCE, INC. as Seller and ENTERPRISE NATIONAL BANK OF PALM BEACH as Purchaser.(10)
10.103.1 ADDENDUM TO MASTER SERVICING AGREEMENT dated as of December 9, 1996 by and among AMERICAN LENDERS FACILITIES,INC. as Servicer, AEGIS CONSUMER FINANCE, INC., AEGIS AUTO FINANCE INC. as Seller and ENTERPRISE NATIONAL BANK OF PALM BEACH(9)
10.103.1A  MODIFICATION OF ADDENDUM TO MASTER SERVICING AGREEMENT
           dated as of March 20, 1997, by and among AMERICAN
           LENDERS FACILITIES, INC. as Servicer, AEGIS CONSUMER
           FINANCE, INC., AEGIS AUTO FINANCE, INC. as Seller and ENTERPRISE NATIONAL BANK OF PALM BEACH as Purchaser.(10)
10.103.2 REPURCHASE AGREEMENT dated as of August 29, 1997, by and between AEGIS AUTO FINANCE, INC. and ENTERPRISE NATIONAL
           BANK OF PALM BEACH(11)
10.104 MASTER TRUST AGREEMENT dated as of March 1, 1997, by and among AEGIS AUTO FUNDING CORP. IV, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Backup Servicer, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee with respect to the Aegis Auto Receivables Trusts.(10)
10.104.1 MASTER PURCHASE AGREEMENT dated as of March 1, 1997, by and between AEGIS AUTO FINANCE, INC. as Borrower and AEGIS AUTO FUNDING CORP. IV.(10)
10.104.2 MASTER SERVICING AGREEMENT dated as of March 1, 1997, by and among AEGIS AUTO FUNDING CORP. IV, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Backup Servicer and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee.(10)
10.104.3 POOLING AND SERVICING AGREEMENT dated as of March 1, 1997, by and among AEGIS AUTO FUNDING CORP.IV., NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee and Backup Servicer.(10)
10.104.4 MASTER CERTIFICATE PURCHASE AGREEMENT dated as of March 14, 1997, by and among AEGIS AUTO FUNDING CORP. IV, THE AEGIS CONSUMER FUNDING GROUP, INC., and III FINANCE LTD.,
           III GLOBAL LTD. and III LIMITED PARTNERSHIP, collectively, as Purchasers.(10)
10.104.5 POOLING AND SERVICING AGREEMENT dated as of April 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.(10)
10.104.6   SUPPLEMENTAL CONVEYANCE dated as of April 16, 1997, by
           AEGIS AUTO FINANCE, INC. to AEGIS AUTO FUNDING CORP. IV, as Purchaser.(10)
10.104.7 PROMISSORY NOTE dated as of Apr 16, 1997, executed by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of AEGIS AUTO FUNDING CORP. IV.(10)
10.104.8 POOLING AND SERVICING dated as of May 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.(10)

10.104.9 PROMISSORY NOTE dated as of May 12, 1997, executed by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of AEGIS AUTO FUNDING CORP. IV. (10)
10.104.10 SUPPLEMENTAL CONVEYANCE dated as of May 12, 1997, executed by AEGIS AUTO FINANCE, INC. to AEGIS AUTO FUNDING CORP. IV, as Purchaser.(10)
10.104.11 AMENDED AND RESTATED MASTER TRUST AGREEMENT dated as of May 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee.(11)
10.104.12 AMENDED AND RESTATED MASTER SERVICING AGREEMENT dated as of May 1, 1997, by and between AEGIS AUTO FINANCE, INC., as Servicer and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.(11)
10.104.13 AMENDED AND RESTATED MASTER PURCHASE AGREEMENT dated as of May 1, 1997, by and between AEGIS AUTO FINANCE, INC., as Seller and AEGIS AUTO FUNDING CORP. IV, as Purchaser.(11)
10.104.14 POOLING AND SERVICING AGREEMENT dated as of June 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.(11)
10.104.15 SUPPLEMENTAL CONVEYANCE dated as of June 27, 1997 by AEGIS AUTO FINANCE, INC. to AEGIS AUTO FUNDING CORP.
           IV, as Purchaser.(11)
10.104.16  POOLING AND SERVICING AGREEMENT dated as of August 1,
           1997, by and between AEGIS AUTO FUNDING CORP. IV, as
           Seller and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer.(11)
10.104.17 SUPPLEMENTAL CONVEYANCE dated as of August 1, 1997 by AEGIS AUTO FINANCE, INC. to AEGIS AUTO FUNDING CORP.
           IV, as Purchaser.(11)
10.105 LOAN AND SECURITY AGREEMENT dated as of March 14, 1997, by and among AEGIS AUTO FINANCE, INC.as Borrower,
           III FINANCE LTD. and III GLOBAL LTD., collectively as Lenders.(10)
10.105.1 PROMISSORY NOTE dated as of March 14, 1997, executed by AEGIS AUTO FINANCE, INC. in favor of III FINANCE LTD.(10)
10.105.2 PROMISSORY NOTE dated as of March 14, 1997, executed by AEGIS AUTO FINANCE, INC. in favor of III GLOBAL LTD.(10)
10.105.3 GUARANTY dated as of March 14, 1997, executed by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of III FINANCE LTD. and III GLOBAL LTD.(10)
10.105.4 PLEDGE AGREEMENT dated as of March 14,1997, executed by THE AEGIS CONSUMER FUNDING GROUP, INC. in favor of III FINANCE LTD. and III GLOBAL LTD.(10)
10.105.5 PLEDGE AGREEMENT dated as of March 14, 1997, executed by AEGIS CONSUMER FINANCE, INC. in favor of III FINANCE LTD. and III GLOBAL LTD.(10)
10.105.6 PLEDGE AGREEMENT dated as of March 14, 1997, executed by AEGIS CAPITAL MARKET, INC. (d/b/a MARKETS) in favor of
           III FINANCE LTD. AND III GLOBAL LTD.(10)
10.105.7   RETAINED YIELD PLEDGE AGREEMENT dated as of March 14,
           1997, executed by AEGIS AUTO FINANCE, INC. in favor of III FINANCE LTD.(10)
10.105.8 AMENDMENT NO. 6 dated as of March 12, 1997, by and among AEGIS ACCEPTANCE CORP., AEGIS CONSUMER FINANCE,
           INC. and III FINANCE LTD. to the LOAN AND SECURITY AGREEMENT dated as of February 28, 1994.(10)

10.105.9 SECURITY AGREEMENT dated as of March 14, 1997, by and between AEGIS ACCEPTANCE CORP. and AEGIS CONSUMER FINANCE, INC., as grantors and III FINANCE LTD.and
           III GLOBAL LTD., as Secured Parties.(10)
10.105.10 MASTER AMENDMENT TO LOAN AND SECURITY AGREEMENT dated as of March 19, 1997 by and between AEGIS CONSUMER FINANCE, INC. and AEGIS AUTO FINANCE, INC., as
           Borrowers and III FINANCE LTD., as Lender and an ASSIGNMENT AGREEMENT dated as of March 19, 1997 by and among AEGIS CAPITAL MARKETS, AEGIS ACCEPTANCE CORP. AND AEGIS AUTO FINANCE, INC.(11)
10.105.11 AMENDMENT dated May 21, 1997, to LOAN and SECURITY AGREEMENT dated March 14, 1997, by and between AEGIS
           AUTO FINANCE, INC. and III FINANCE LTD.(11)
10.106 SERVICING AGREEMENT dated as of January 3, 1997, by and between SYSTEMS & SERVICES TECHNOLOGIES, INC.
           and AEGIS CONSUMER FINANCE, INC.(10)
10.107     INDENTURE dated as of April 30, 1997, among AEGIS
           AUTO FINANCE, INC., as Borrower, THE AEGIS CONSUMER FUNDING GROUP and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Indenture Trustee as to the Subordinated Debentures.(11)
10.107.1 12% EXCHANGEABLE SUBORDINATED NOTES due 2004 (i) the first payable to THE HIGH RISK OPPORTUNITIES HUB FUND LTD. in the principal amount of $5,000,000; and
           (ii) the second payable to III FINANCE LTD. in the principal amount of $16,333,333.(11)
10.107.2 NOTE PURCHASE AGREEMENT dated as of April 30, 1997, among AEGIS AUTO FINANCE, INC., THE AEGIS CONSUMER FUNDING GROUP, INC., III FINANCE LTD. AND THE HIGH
           RISK OPPORTUNITIES HUB FUND LTD.(11)
10.107.3 REGISTRATION RIGHTS AGREEMENT dated as of April 30, 1997, among THE AEGIS CONSUMER FUNDING GROUP, INC.,
           THE HIGH RISK OPPORTUNITIES HUB FUND LTD., AND III
           FINANCE LTD.(11)
10.107.4 GUARANTY AGREEMENT dated as of April 30, 1997, executed by THE AEGIS CONSUMER FUNDING GROUP, INC.
           in favor of NORWEST BANK MINNESOTA, NATIONAL
           ASSOCIATION, as Indenture Trustee.(11)
10.107.5 PLEDGE AGREEMENT dated as of April 30, 1997, from THE AEGIS CONSUMER FUNDING GROUP, INC.
           to NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Indenture Trustee.(11)
10.107.6 PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS CONSUMER FINANCE, INC. to NORWEST
           BANK MINNESOTA, NATIONAL ASSOCIATION.(11)
10.107.7 PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS CAPITAL MARKETS, INC. to NORWEST
           BANK MINNESOTA, NATIONAL ASSOCIATION.(11)
10.107.8 PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS AUTO FINANCE, INC. to NORWEST BANK
           MINNESOTA, NATIONAL ASSOCIATION.(11)
10.107.9 PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS CONSUMER FINANCE, INC. to NORWEST
           BANK MINNESOTA, NATIONAL ASSOCIATION.(11)
10.107.10 SECURITY AGREEMENT dated as of April 30, 1997, from AEGIS AUTO FINANCE, INC. to NORWEST BANK MINNESOTA,NATIONAL ASSOCIATION.(11)
10.107.11 SECURITY AGREEMENT dated as of April 30, 1997, from AEGIS ACCEPTANCE CORP. and AEGIS CONSUMER
           FINANCE, INC. to NORWEST BANK MINNESOTA,
           NATIONAL ASSOCIATION.(11)

10.107.12  LIEN SUBORDINATION AGREEMENT dated as of April 30,
           1997, by NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION
           in favor of III FINANCE LTD.(11)
10.107.13  CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
           OF CLASS D REDEEMABLE PREFERRED STOCK OF THE AEGIS CONSUMER FUNDING GROUP, INC. dated as of May 15, 1997.(11)
10.108 AMENDED AND RESTATED MASTER LOAN AGREEMENT dated as of April 30, 1997, among AEGIS AUTO FINANCE, INC.,AEGIS CONSUMER FINANCE, INC. AND III FINANCE LTD.(11)
10.108.1   AMENDED AND RESTATED NOTE dated as of May 21, 1997.(11)
10.108.2 PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS AUTO FINANCE, INC. to III FINANCE LTD.(11)
10.108.3 PLEDGE AGREEMENT dated as April 30, 1997, from AEGIS CONSUMER FINANCE, INC. to III FINANCE LTD.(11)
10.108.4   MASTER SECURITY AGREEMENT dated as of April 30, 1997,
           from each of THE AEGIS CONSUMER FUNDING GROUP, INC.,
           AEGIS CONSUMER FINANCE, INC., AEGIS CAPITAL MARKETS, INC.and AEGIS AUTO FINANCE, INC. to III FINANCE LTD.(11)
10.108.5 GUARANTY dated as of April 30, 1997, from THE AEGIS CONSUMER FUNDING GROUP, INC. to III FINANCE LTD.(11)
10.109 EMPLOYMENT AGREEMENT dated as of July 1, 1997, by and between THE AEGIS CONSUMER FUNDING GROUP, INC. and Mr. William F. Henle.(11)
21         Subsidiaries of the Company(1)
23         Consent of Independent Accountants
27         Financial Data Schedule(11)

                    THE AEGIS CONSUMER FUNDING GROUP, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
Report of Independent Auditors .................................. F-2
Consolidated Statements of Financial Condition at June 30,
 1996 and  1997.................................................. F-3
Consolidated Statements of Operations for the fiscal years ended June
 30, 1995, 1996 and 1997......................................... F-4
Consolidated Statements of Changes in Stockholders' Equity for the
  fiscal years ended June 30, 1995, 1996 and 1997................ F-5
Consolidated Statements of Cash Flows for the fiscal years ended
  June 30, 1995, 1996  and 1997.................................. F-6
Notes to Consolidated Financial Statements....................... F-7

                           REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Aegis Consumer Funding Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of The Aegis Consumer Funding Group, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996 and the related consolidated statements of Operations, changes in stockholders' equity, and cash flows for the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1997 and 1996 and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company experienced in 1997 material increases in delinquencies and losses on owned and serviced installment contracts, and a substantial net loss. As a reslut, the Company is facing severe liquidity problems due to the lack of committed operating capital and the delay of expected cash payments from retained interests in securitized receivables. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


                                    s/ERNST & YOUNG LLP


October 20, 1997 except for Note 2
and Note 17 which are of November 14, 1997
New York, New York

                      The Aegis Consumer Funding Group, Inc.

                   Consolidated Statements of Financial Condition

                                         Assets

                                                                   Pro-Forma
                                                June 30,         June 30, 1997
                                               --------          -------------
                                            1996         1997      (Unaudited)
                                           -----        -----


Cash and cash equivalents                $8,775,975   $4,492,591    $4,492,591
Interest and other receivables            1,660,442    3,983,843     3,983,843
Automobile finance receivables, net      41,058,222   34,654,507    34,654,507
Retained interests in securitized
receivables                              70,242,773   33,329,946    33,329,946
Property, plant and equipment,
net of accumulated
 depreciation of $712,073 in 1996
 and $1,313,368 in 1997                   1,817,356    4,997,718     4,997,718
Other assets                              3,582,337    2,024,135     1,697,720
                                          ---------    ---------     ---------

                                       $127,137,105  $83,482,740   $83,156,325
                                        ===========  ===========    ==========


                         Liabilities and stockholders' equity

Warehouse credit facilities             $37,202,342  $17,407,004   $17,407,004
Notes payable                            29,848,859   36,812,869    36,812,869
Accounts payable and accrued expenses    16,905,995   15,043,881    14,780,770
Income taxes payable                      9,188,444      764,900       764,900
                                          ---------   ----------   -----------

 Total liabilities                       93,145,640   70,028,654    69,765,543
                                        -----------   ----------   -----------

Subordinated debentures, net                      -   24,031,746             -
                                         ----------  -----------   -----------

Stockholders' equity:
Common stock, $.01 par value; 30,000,000
 shares authorized; $15,455,958 shares
 issued and outstanding in 1996
 and 17,677,217 shares
 issued and outstanding in 1997            154,560       176,772       176,772
Preferred stock, $0.10 par value;
 2,000,000 shares authorized:
 Series C, 1,100 shares designated;
 920 shares issued; 525 shares
 outstanding in 1996 and 106
 shares outstanding in 1997                     53           11             11
 Series D, E and F 25,550 shares designated;
 24,032 shares issued and outstanding
 in pro-forma 1997                               -            -          2,403
Paid-in capital                          22,199,545   22,303,034    46,269,073
Retained earnings (deficit) since
 date of recapitalization
 (March 1, 1992)                         11,637,307  (33,057,477)  (33,057,477)
                                        -----------  ------------  ------------

 Total stockholders' equity              33,991,465  (10,577,660)   13,390,782
                                        -----------  ------------  ------------

                                       $127,137,105  $83,482,740   $83,156,325
                                       ============ ============   ===========


                See notes to these consolidated financial statements.

                      The Aegis Consumer Funding Group, Inc.

                        Consolidated Statements of Operations



                                                Years Ended June 30,
                                                -------------------
                                         1995           1996          1997
                                         ----           ----         -----
Revenues:
Gains (losses) from securitization
 transactions, net                    $9,522,648    $32,428,861   ($27,416,474)
Interest income                        6,853,819     13,339,575     21,869,489
Servicing fee income                           -        237,373      4,037,772
Fees and commissions earned              769,953        283,319      1,281,772
Fees and commissions
 earned - related parties                275,000              -              -
Other income                             388,881         38,759        218,202
                                        --------     ----------     ----------

                                      17,810,301     46,327,887         (9,239)
                                      ----------     ----------     ----------
Operating Expenses:
Interest                               4,541,006     10,090,712     16,588,261
Interest paid to related parties         252,879              -              -
Salaries and other employee costs      3,896,697      8,267,376     13,875,881
Provision for credit losses              941,354      3,504,622      9,426,802
Charge for release of escrowed shares    878,739        806,886              -
Office expenses                          744,149        899,667      2,082,375
Professional fees                        372,324      1,131,759      2,243,464
Professional fees to related parties     350,000        125,000        317,675
Rent and electricity                     615,749      1,249,557      2,018,778
Communications                           606,523        974,979      2,463,008
Amortization and depreciation            453,821        611,833      1,140,478
Travel and entertainment                 126,640        300,042        483,105
Other                                    988,775      1,604,816      2,273,074
                                         -------      ---------     ----------
                                      14,768,656     29,567,249     52,912,901
                                      ----------     ----------     ----------

Net income (Loss) before income taxes  3,041,645     16,760,638    (52,922,140)

Income taxes (benefit)                 1,768,024      7,472,022     (8,427,030)
                                      ----------    -----------    -----------

Net income (loss)                     $1,273,621     $9,288,616   ($44,495,110)
                                      ==========    ===========   ============

Net income (loss) available
 for common stockholders              $1,079,423     $9,017,976   ($44,687,587)
                                      ==========    ===========   ============

Net income (loss) per common
 and common equivalent share:

Primary Earnings (Loss) Per Share:

   Historical basis                       $0.09           $0.65         ($2.71)
                                          =====           =====         =======
   Pro-forma basis                        $0.12             N/A           N/A
                                          =====           =====         =======

 Fully Diluted Earnings (Loss) Per Share:
   Historical basis                       $0.08           $0.61         ($2.71)
                                          =====           =====         =======
   Pro-forma basis                        $0.11            N/A            N/A
                                          =====           =====         =======



               See notes to these consolidated financial statements.

                      The Aegis Consumer Funding Group, Inc.

            Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended June 30, 1995 , 1996 and 1997




                                                           Other
                                                        Transactions   Retained
                             Common  Preferred  Paid-in     With       (Deficit)
                              Stock   Stock     Capital  Shareholders  Earnings        Total
                             ------- --------- --------  ------------ ---------   ------------
Balance, July 1,1994         $122,563  $25   $2,755,484   ($335,000)   $1,539,907    $4,082,979
Issuance of common
 stock from initial
 public offering,              21,921    -   11,824,936           -             -    11,846,857
Issuance of common stock from
    exercise of warrants        3,284    -       23,716           -             -        27,000
Amortization of  common
 stock issued                       -    -            -      25,000             -        25,000
Redemption of Series B
 preferred stock                    -  (25)  (2,452,653)          -             -    (2,452,678)
Repayment of stockholder
 receivable                         -     -           -     210,000             -       210,000
Net income                          -     -           -           -     1,273,621     1,273,621
Release of escrowed shares          -     -     878,739           -             -       878,739
Series B preferred stock
 dividends                          -     -           -           -      (194,198)     (194,198)
                                -----   ---   ---------     --------    -----------   ----------

Balance, June 30, 1995        147,768     -  13,030,222    (100,000)    2,619,330     15,697,320

Issuance of Series C
 preferred stock                    -    92   8,463,908           -             -      8,464,000
Conversions of Series C
 preferred stock to common
 stock                          6,792   (31)     (6,761)          -             -              -
Redemptions of Series C
 preferred stock                    -    (8) (1,104,413)          -             -     (1,104,421)
Issuance of warrants from
 debt agreements                    -      -    739,064           -             -         739,064
Amortization of common stock
 issued                             -      -          -     100,000             -         100,000
Net income                          -      -          -           -     9,288,616       9,288,616
Release of escrow shares            -      -    806,886           -             -         806,886
Series C preferred stock
 dividends                          -      -    270,639           -      (270,639)              -
                                 -----   ---  ---------     --------     ---------     -----------

Balance, June 30, 1996         154,560    53 22,199,545           -    11,637,307      33,991,465

Purchase of treasury stock           -     -          -     (340,000)           -        (340,000)
Conversion of Series C
 preferred stock to
 common stock                   22,212   (42)  (362,170)     340,000            -               -
Issuance of warrants from
 debt agreements                     -     -    265,985            -            -         265,985
Net loss                             -     -          -            -  (44,495,110)    (44,495,110)
Series C preferred stock dividends   -     -    199,674            -     (199,674)              -
                                 -----  -----  --------     --------   -----------     ----------

Balance, June 30, 1997         176,772    11  22,303,034           - ($33,057,477)   ($10,577,660)

Pro-forma adjustments,
 unaudited:
Conversion of subordinated
 debt to Series D preferred
 stock                               - 2,003  19,754,867           -            -     19,756,870
Conversion of subrodinated
 debt to Series E and F
 preferred stock                     -   400  3,948,061            -            -      3,948,461
                               ------- -----  ---------      -------   -----------    ----------
Pro-forma balance,
 June 30, 1997
 (unaudited)                 $176,772 $2,414 $46,269,073     $     - ($33,057,477)   $13,390,782
                             ======== ====== ===========     ======= =============   ===========





                 See notes to these consolidated financial statements.

                    The Aegis Consumer Funding Group, Inc.

                    Consolidated Statements of Cash Flows



                                                  Years Ended June 30,
                                      -----------------------------------------
                                         1995          1996           1997
                                      -----------   -----------  -------------

Cash flows from operating activities:
   Net income (loss)                  $1,273,621     $9,288,616   ($44,495,110)
   Adjustments to reconcile net
    income (loss) to net cash used in
     operating activities:
  Amortization and depreciation          453,821        611,833      1,140,478
  Provision for credit losses            941,354      3,504,622      9,426,802
  Valuation allowance on note receivable      -         600,000              -
  Provision (benefit) for deferred
   income taxes                        1,546,540      5,918,034     (8,577,030)
  Release of escrowed shares             878,739        806,886              -
  Unrealized gains on securitization
  transactions                       (21,439,207)   (53,950,552)   (11,288,092)
  Write down of retained interests
  in securitized receivables                   -      7,500,000     49,000,000
  Automobile finance receivables portfolio:
    Purchases of automobile finance
     receivables                    (162,154,536)  (451,972,152)  (606,882,687)
    Sales of automobile finance
     receivables                     123,899,778    432,582,175    580,335,969
    Repayments of automobile
    finance receivables                6,515,100     15,930,459     24,341,440
    Increase in prepaid insurance and
     direct costs of acquisition
     net of deferred acquisition fees   (757,582)       (33,179)       (46,755)
  Decrease in note receivable                  -      7,651,985              -
  (Increase) decrease  in interest
   and other receivables              (4,182,398)     3,047,448     (2,323,401)
  (Increase) decrease in other
   assets                               (217,500)    (2,551,691)     2,537,153
  Increase (decrease)  in accounts
   payable and accrued expenses        5,017,747      9,503,652     (2,633,168)
  (Decrease) increase in income
   taxes payable                        (983,063)    1,464,933         153,486
                                     ------------    ---------      -----------
     Net cash used in operating
     activities                      (49,207,586)  (10,096,931)     (9,310,915)
                                     ------------  ------------     -----------

Cash flows from investing activities:
  Additional payments to securitized
   receivable trusts                           -    (2,335,562)     (2,421,284)
  Distributions from retained interests
   in securitized receivables          1,796,173     2,991,063       1,622,203
  Purchases of fixed assets             (802,419)   (1,045,553)     (6,239,621)
  Purchase of sales territory           (248,490)            -               -
                                      -----------   -----------     -----------
   Net cash provided by (used in)
    investing activities                 745,264      (390,052)     (7,038,702)
                                      ----------    -----------     -----------

Cash flows from financing activities:
  Proceeds from borrowings under
   warehouse credit facilities       161,641,043   468,882,721     626,283,300

  Repayment of borrowings under
   warehouse credit facilities      (128,738,913) (479,842,650)   (646,078,639)
  Proceeds from borrowings under
   notes payable                      16,044,277    39,416,908      83,966,513
  Repayment of borrowings under
   notes payable                      (3,088,154)  (22,524,171)    (75,764,941)
  Proceeds from borrowings under
   revolving credit facility           5,273,006             -               -
  Repayment of borrowings under
   revolving credit facility          (7,116,673)            -               -
  Proceeds from borrowing under
   subordinated debt agreements                -             -      25,000,000
  Repayment of borrowing under
   subordinated debt agreement                 -             -      (1,000,000)
  Proceeds from initial public
   offering, net                      11,846,857             -               -
  Exercise of warrants to purchase
   common stock                           27,000             -               -
  Proceeds from preferred stock
   issue, Series C                             -     8,464,000               -
  Preferred stock, Series B
   dividends paid                       (194,198)            -               -
  Proceeds from repayment of
   stockholder receivable                210,000             -               -
  Redemption of preferred stock,
   Series B in 1995, Series C
   in 1996                            (2,452,678)   (1,104,421)              -
  Purchase of treasury stock                   -             -        (340,000)
                                     ------------   -----------    ------------
       Net cash provided by
        financing activities          53,451,567    13,292,387      12,066,233
                                     -----------    ----------      -----------
Net increase (decrease) in
 cash and cash equivalents             4,989,245     2,805,404      (4,283,384)

Cash and cash equivalents,
 beginning of year                       981,326     5,970,571       8,775,975
                                      ----------     ---------       ---------
Cash and cash equivalents,
 end of year                          $5,970,571    $8,775,975      $4,492,591
                                      ==========    ==========      ==========



                 See notes to these consolidated financial statements.

                        The Aegis Consumer Funding Group, Inc.

                      Notes to Consolidated Financial Statements
                       Years Ended June 30, 1995, 1996 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The consolidated financial statements include the accounts of The Aegis Consumer Funding Group, Inc. (ACFG), and its wholly owned subsidiaries (collectively, the "Company"). Such subsidiaries are engaged primarily in automobile finance (acquiring automobile retail installment contracts and from April 1994 through August 1995 originated automobile leases), the capital markets business (structuring the securitizations of the Company) and loan servicing (as of January 1, 1997). All material intercompany balances and transactions have been eliminated.

     ACFG was formed for the purpose of providing management and operational services to its subsidiaries. Its principal subsidiaries, Aegis Consumer Finance, Inc. (ACF) and Systems and Services Technologies, Inc. (SST), were formed for the purposes of providing operational services, warehouse facility arrangements, marketing support for its subsidiaries and to service loans acquired by the Company as well as other marginal originations of third parties, respectively.

     On March 1, 1992, the Company underwent a significant recapitalization; at that time, the approximately $3,000,000 deficit from the operations of the Company since the date of formation (October 4, 1989) was transferred to paid in capital. The carrying amount of the Company's assets and liabilities approximated their fair values at that time.

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

     The Company's evaluation of its allowance for credit losses is based upon the Company's historical and expected future default rates, the liquidation value of the underlying collateral in the existing portfolio, estimates of repossession expenses and any recoveries expected from insurance proceeds.
The Company's charge off policy is based on a receivable-by-receivable review. Interest on automobile finance receivables is accrued and credited to interest income based upon the daily principal amount outstanding using the simple interest method. If an automobile receivable becomes more than 60 days delinquent in its payment of interest and principal, the Company no longer accrues interest revenue and reverses all interest previously accrued and uncollected.

     Finance contract acquisition fees received, insurance premiums
(including self insured retentions) accrued and direct costs incurred for the underwriting and acquisition of automobile finance receivables held for sale are deferred until the related automobile finance receivables are securitized
and sold.   Origination fees received, insurance premiums paid at origination, and direct costs incurred for the underwriting and origination of automobile finance receivables held for investment are deferred and amortized to interest income over their contractual lives using the interest method. Unamortized amounts are recognized in income at the time that automobile finance receivables are sold, charged-off or paid in full.

Retained Interests in Securitized Receivables
     Retained interests in securitized receivables represent the discounted amount of expected collections from securitized receivables in excess of the amounts due to investors in the securitizations. Amortization of the carrying value amount is based on the declines during the period in the present value of the currently projected collections using the same discount rate as was

                    The Aegis Consumer Funding Group, Inc.
                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997

appropriate at the time of securitization. Gains (losses) from the revaluation in retained interests in securitized receivables are included in gains (losses) on securitized transactions.

Property, Plant and Equipment
     Property, plant and equipment includes land and building and other fixed assets. The Company depreciates the building on a straight line basis over its estimated useful life of 30 years. The Company depreciates all other fixed assets on a straight-line basis over their estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining life of the lease.

Servicing Fee Income
     The Company recognizes servicing fee income in the period it is earned. The Company records the accompanying receivable in accounts receivable. An allowance account is not deemed necessary.

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

Use of Estimates and Judgements
     The Company's consolidated financial statements include amounts determined using estimates and assumptions. For example, estimates and assumptions are used in determining asset valuations and allowances for retained interests in securitized receivables, automobile finance receivables and interest receivable. While these estimates are based on the best judgement of management, actual results could differ from these estimates.

2. LIQUIDITY

As reflected in the accompanying 1997 consolidated financial statements, the Company has suffered substantial losses and, accordingly substantial reductions in stockholders' equity. These negative financial trends have resulted from material increases in delinquencies and losses on owned and managed finance contracts. As a result, the Company is facing sever liquidity porblems due to the lack of commited operating capital and the delay of expected cash payments from the Company's retained interests in securitized receivables.

To address the liquidity problems, the Company requested its related party consulting firm, Whitehall Financial Group, Inc. ("Whitehall") (See Note 13), to advise the Company on alternatives and to raise additonal capital. With the assistance of Whitehall, the Company successfully negotiated the conversion of its 12% subordianted debentures with a face value of $21.3 million and accrued interest of approximately $1.0 million to equity of approximately
$21.1 million in October 1997 and the conversion of the remaining $4.0 million of subordinated debt into preferred stock in November 1994
(See Note 17). The June 30, 1997, pro-forma consolidated statement of financial condition gives effect to these conversions as if they occurred on June 30, 1997. Also with the assistance of Whitehall, in November 1997, the Company negotiated the sale of its servicing subsidiary, SST for $7.0 milliion (See Note 17). Additionally, the Company reduced the number of its employees, scaled back the extent of its operations, including the consolidation of three processing centers to one and moving its corporate offices to Marietta, Georgia, these steps coupled with the cash proceeds from the sale of SST should assist the Company in meeting its funding requirements.

The Company expects to report a loss of approximately $3.6 million for the

                  The Aegis Consumer Funding Group, Inc.
                 Notes to Consolidated Financial Statements
                  Years Ended June 30, 1995, 1996 and 1997


quarter ended September 30, 1997 and to incur a structuring charge in the quarter ending December 31, 1997.

     There can be no assurance that the Company's efforts to alleviate its liquidity problems and restore its operations will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  AUTOMOBILE FINANCE RECEIVABLES, NET

     ACF, through its subsidiaries, acquires retail installment contracts ("finance contracts") and from April 1994 through August 1995 originated direct finance receivables ("leases") maturing within a range of three to five years. At June 30, 1996, 27%, 22%, and 15%, respectively of automobile finance receivables outstanding were acquired in Georgia, Louisiana and North Carolina, respectively, with the remaining 36% being originated in 29 other states. At June 30, 1997, 20%, 20% and 12% of automobile receivables outstanding were acquired in Florida, Georgia and North Carolina, respectively, with the remaining 48% being generated in 31 other states. Automobile finance receivables are acquired through the Company's established dealership base to individual consumers with sub-prime credit.

     For the fiscal years ended June 30, 1995, 1996 and 1997, separate groups of Dealers with common ownership accounted for 12.5%, 8.4% and 5.1% respectively, of the finance contracts and leases acquired or originated by the Company. In addition; for the fiscal year ended June 30, 1995, approximately 20.3%, 19.1%, 16.3% and 15.1% of all automobile finance receivables were purchased in North Carolina, Florida, Louisiana and Georgia, respectively, for the fiscal year ended June 30, 1996, 20.7%, 15.2%, 14.4% and 12.8% of all automobile finance receivables were purchased in Florida, North Carolina, Georgia and Texas and for the fiscal year ended June 30, 1997, approximately 15.5%, 14.6%, 11.7% and 11.5% of all automobile finance receivables were acquired in Florida, Georgia, Texas and North Carolina, respectively. Independent marketing brokers are engaged by the Company to introduce Dealers in Florida, Louisiana and four other states.

     ACF periodically packages and securitizes, as asset-backed securities, portions of its automobile finance receivables to sell to institutional investors. During the years ended June 30, 1995, 1996 and 1997, the Company securitized $119.3 million, $432.4 million and $565.3 million, respectively, of its automobile finance contracts. For the years ended
June 30, 1995, 1996 and 1997, the Company also sold $12.3, $7.8 million and $15.0 million, respectively, of its finance contract receivables in whole loan sales.

    In January 1997, SST began the servicing of the Company's finance contracts acquired. While SST was in its start up phase, the Company gradually assigned the servicing of its finance contracts acquired to SST from January 1997 through March 1997. In May 1997, the Company transferred the servicing rights of approximately $469.7 million of finance contracts to SST. As of August 31, 1997, SST is servicing approximately $710.6 million or 76.9% of the Company's total remaining finance contracts acquired. The balance of the Company's finance contracts and lease portfolio is serviced by its initial servicer, American Lenders Facilities, Inc. ("ALFI") (a wholly owned subsidiary of CIGNA Corporation). The Company paid a fee of $5.00 per contract (aggregating approximately $200,000) to ALFI to transfer the servicing to SST. The Company is also sub-servicing, under its sub-servicing agreement with ALFI on 22.5% of the remaining receivables serviced by ALFI. The Company, under the sub-servicing agreement performs certain collection functions on designated automobile receivables and receives a sub-servicing fee. The Company is currently involved in a dispute with ALFI. (See Note 9).

     Automobile finance receivables consist of the following:

               The Aegis Consumer Funding Group, Inc.
              Notes to Consolidated Financial Statements
               Years Ended June 30, 1995, 1996 and 1997


                                                         June 30,
                                                 ------------------------
                                                     1996         1997
                                                 -----------   ---------
Automobile finance contracts -
     Held for sale                               $12,930,864   $10,890,278
     Held for investment                          11,426,903    18,821,069
Automobile leases - held for investment           25,991,174    13,353,921
                                                  ----------    ----------
Unearned income on automobile leases              (6,156,486)   (2,152,046)
Unamortized prepaid insurance and direct
 costs of acquisition, net of deferred
 acquisition fees                                      9,451       658,766
                                                   ----------   ----------
                                                  44,201,906    41,571,988
Less allowance for credit losses                  (3,143,684)   (6,917,481)
                                                 -----------    -----------
                                                 $41,058,222    $34,654,507
                                                 ===========    ===========

Weighted average interest rates:
     Finance contracts                                 20.1%         20.5%
                                                       =====         =====
     Leases                                            16.5%         16.5%
                                                       =====         =====

     The Company's expected future minimum lease payments from performing leases to be received as of June 30, 1997 are as follows:

                 Year Ending
                  June 30,        Amount
                 ----------      --------

                   1998          $3,841,000
                   1999           3,207,000
                   2000           1,048,000
                  ------         ----------
                                 $8,096,000
                                 ==========
     An analysis of the allowance for credit losses follows:



                                            Year Ended June 30,
                               ----------------------------------------------
                                   1995             1996           1997
                              -----------      -----------     -----------
Balance, beginning of year      $268,194      $1,183,988      $3,143,684
Provision charged to income      941,354       3,504,622       9,426,802
Charge-offs, net                 (25,560)     (1,544,926)     (5,653,005)
                                --------      ----------      -----------
Balance, end of year          $1,183,988      $3,143,684      $6,917,481
                              ==========      ==========      ==========



     As of June 30, 1996 and 1997, substantially all automobile finance receivables are pledged as security under the Company's warehouse credit facilities.

     As of June 30, 1996 and 1997, respectively, approximately $3.7 million and $11.0 million of finance contracts held for investment were in the pepossession process.

     The Company obtains credit defualt insurance policies for substantially all of the finance contracts it acquires. The insurance provides indemnifications for certain losses incurred due to a deficiency balance following the repossession and resale of finance vehicles securing defaulted
finance contracts.   Since August 1995, the Company has relied upon a
series of credit defualt insurance policies purchased through The Connecticut Indemnity Company ("Connecticut Indemnity") a subsidiary of Orion Capital Corporation or Empire Fire and Marine a subsidiary of the "Zurich Insurance Group"("Empire"). The Connecticut Indemnity and Empire policies provide that the Company bear losses until such loss exceeds 8% or 10% (depending on the policy) of the aggregate amount insured under that policy. Connecticut Indemnity or Empire is obligated to pay all losses in excess of this amount to the insured. The Company has an accrual for estimated losses of approximately $1,300,000 and $771,000 at June 30, 1996 and 1997,
respectively. No such accrual was required at June 30, 1995. These amounts are included in accounts payable and accrued expenses. In addition, for the years ended June 30, 1996 and 1997 the Company made cash disbursements of

                  The Aegis Consumer Funding Group, Inc.
                 Notes to Consolidated Financial Statements
                  Years Ended June 30, 1995, 1996 and 1997

approximately $34,000 and $238,000, respectively, under these policies and recorded $706,000 in principal applications representing approved insurance claims under the policies for the year ended June 30, 1997. No applications were recorded for the year ended June 30, 1996.

     At June 30, 1996 and 1997, the estimated fair value of the Company's automobile finance receivables held for sale approximated $13.5 million
(which is $931,000 in excess of book value) and $11.0 million (which estimated its book value), respectively. [The fair values of the Company's automobile finance receivables held for investment at June 30, 1996 and 1997 approximated their book values of $28.6 million and $26.3 million, respectively.]

4.  RETAINED INTERESTS IN SECURITIZED RECEIVABLES

     Retained interests in securitized receivables are computed by taking into account certain assumptions regarding prepayments, defaults, servicing and other costs. The Company reviews on a quarterly basis the retained interests in securitized receivables. If actual experience differs from the Company's assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interests in securitized receivables, the Company records a charge against gains from securitization transactions. The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company also bases these assumptions on the performance on the performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on estimated repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company s credit default insurance.

     An analysis of the retained interests in securitized receivables follows (in thousands):


                                      Year Ended June 30,
                              --------------------------------
                                1995        1996           1997
                               -------     ------        -------
Balance, beginning of year    $4,434       $23,985       $70,243
Additions                     21,347        56,749        13,709
Amortization                  (1,796)       (2,991)       (1,622)
Write-downs                        -        (7,500)      (49,000)
                             -------       -------       -------
Balance, end of year         $23,985       $70,243       $33,330
                             =======       =======       =======


      As of June 30, 1996 and 1997, substantially all of the Company's retained interests in securitized receivables are pledged as security under the Company's Promissory Notes Payable.

     The estimated fair values of the Company retained interests in securitized receivables at June 30, 1996 and 1997 approximated their book values of $70.2 million and $33.3 million, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

     The Company's property, plant and equipment consists of the following:

                                            June 30,
                                   ------------------------
                                      1996             1997
                                   ---------      ----------
Land                                $      -         $70,000
Building and improvements                  -       2,013,469
Other fixed assets                 2,529,429       4,227,617
                                   ---------       ---------
                                   2,529,429       6,311,086
Accumulated depreciation            (712,073)     (1,313,368)
                                   ----------     ----------
                                  $1,817,356      $4,997,718
                                  ==========      ==========

     The Company capitalizes interest costs incurred in connection with building improvements. Interest capitalized during the fiscal year ended June 30, 1997 was immaterial. Other fixed assets include office furniture, equipment and leasehold improvements. As of June 30, 1997, the Company's

                              F-11


                 The Aegis Consumer Funding Group, Inc.
              Notes to Consolidated Financial Statements
              Years Ended June 30, 1995, 1996 and 1997

land and building and certain of its other fixed assets are pledged as security under certain of the Company's Notes Payable.


6.  WAREHOUSE AND OTHER CREDIT FACILITIES

     As of June 30, 1997, the Company has a $75.0 million warehouse credit facility with III Finance LTD and III Global Ltd. (individually and collectively, "III Finance"). This facility replaced the Company's warehouse facility for acquiring finance contracts with III Finance then in existence. The $75.0 million warehouse credit facility expires on March 13, 1999 or sooner upon an event of default, as defined thereunder, and bears interest at LIBOR plus 3% from the date the loan is made. As of June 30, 1997, the Company had $9.8 million outstanding and owed interest of approximately $95,000.

     As of March 1, 1997, the Company's $50.0 million warehouse credit facility for originating its lease transactions was amended to the then outstanding balance with no additional borrowing allowed under the facility. The lease line expires in November 1997 and the Company is currently negotiating extending the term to the earlier of an additional two years or until paid in its entirety. As of June 30, 1997, the Company owed approximately $7.6 million under the lease line and approximately $190,000 in interest.

     In March 1997, the Company reached an agreement with a group of funds and financial institutions its existing warehouse lender, for a multi-structured finance facility. The Purchase Facility includes a commitment from III
Finance and III Limited Partnership for the purchase of $350.0 million of trust certificates. The Certificates are backed by the Company's finance contracts and are unrated. The Purchase Facility is supported by the above mentioned $75.0 million warehouse facility. As of June 30, 1997 the Company securitized an aggregate amount of $389.0 million in the four securitization transactions. Future securitizations under the Purchase Facility ($611.0 million as of June 30, 1997) are subject to customary conditions and are uncommitted. The Purchase Facility provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold, generally on a monthly basis, into the Purchase Facility. In connection with such refinancing the Company has pledged all of the stock of its subsidiaries and all of its assets to III Finance.

     The Company's $75.0 million warehouse line supporting the Purchase Facility replaced the Company's amended $300.0 million warehouse facility which augmented the Company's quarterly securitizations in its fiscal years ended June 30, 1995 and 1996 and the first nine months of its fiscal year ended June 30, 1997. The $75.0 million warehouse line was increased in May 1997 from the initial $50.0 million limit in March 1997. This increase was required to reduce the frequency of securitizations under the Purchase Facility. The $75.0 million warehouse line provides the Company with a two year (expiring the sooner of March 13, 1999 or the occurences of an event of default as defined thereunder) warehouse line bearing interest at LIBOR plus 3% from the date the loan is made with borrowing limits of the lesser of $75.0 million or the sum of (A) 100% of the outstanding principal amount of finance contracts and (B) the lesser of 90% of the outstanding principal amount of non-conforming finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts.
Proceeds from borrwoings under this warehouse facility may be used for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. Concurrent with the closing of the facility in March 1997, the Company's $50.0 million warehouse credit facility for originating lease transactions was amended to reduce it to the then outstanding balance and no additional borrowing is allowed under the facility. The lease line expires in November 1997. As of September 17, 1997, the Company owed approximately $6.5 million under the lease line and is negotiating extending the term for up to an additional two years. All other terms under the lease line remain the same. The Company was able to continue to borrow under these warehouse credit facilities so long as it complied with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company was required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days.

                   The Aegis Consumer Funding Group, Inc.
                 Notes to Consolidated Financial Statements
                   Years Ended June 30, 1995, 1996 and 1997

     As of June 30, 1996, the Company had a combined limit of $100.0 million for its automobile finance contracts and lease originations. This limit was subsequently amended to a maximum of $300.0 million. These facilities were secured primarily by the Company's finance contract receivables and had an interest rate of the one-month LIBOR plus 4.0%, adjusted monthly (9.4805% at June 30, 1996) and for any outstanding balance in excess of $50.0 million, at the rate of the one-month LIBOR plus 2.75%, adjusted monthly. Under these warehouse credit facilities, principal payments were made monthly to the extent of principal payments received on the underlying collateral, and interest payments were made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. As of June 30, 1996, the Company had $37.2 million outstanding (including $15.5 million under its lease line) and owed interest aggregating approximately $439,000. In March 1997, the Company paid down the then outstanding balance of $268.7 million under this warehouse credit facility with the proceeds from the initial securitization under its Purchase Facility amounting to $238.7 million, $23.4 million in the form of a promissory note and the remaining $6.7 million from proceeds received from the underlying collateral. (See Note 7).

     Principal payments on the warehouse facility are made monthly in an amount equal to principal payments received from the underlying collateral. Prepayments of principal occurs when the Company securitizes and sells the underlying collateral. Interest payments are made quarterly in arrears and on the date of any principal prepayments on the unpaid principal amount of each finance contract or lease made in accordance with the respective warehouse credit facility.

     The Company also has a Loan and Security agreement (the "Title I Agreement") whereby, as borrower, it may borrow the lesser of $50.0 million or the sum of the outstanding principal amount of mortgage loans and 90% of the then outstanding principal amount of deficient mortgage loans, as defined, for the purpose of purchasing or financing home improvement and mortgage loans from originators and servicers of HUD Title I Loans in connection with separate purchase agreements that are approved by the lender. Interest is charged at an annual rate of the one-month LIBOR plus 4.0%. As of June 30, 1996 and 1997, no amounts were outstanding under the Title I Agreement. The Title I Agreement expires in November 1997.

     Under the warehouse credit facilities and the Title I Agreement, ACF and the Company may also borrow funds to sell 90-day Eurodollar futures contracts as a hedge against interest rate fluctuations. At June 30, 1996 and 1997, the Company had no futures contracts outstanding.

     In May 1996, the Company secured an additional warehouse credit facility with Greenwich Financial Products, Inc. ("Greenwich Financial") for $100.0 million. The facility was secured primarily by the Company's finance contracts and had an interest rate of the one-month LIBOR plus 3.0% (8.4805% at June 30, 1996), adjusted monthly. Principal payments were made to the extent that principal was paid on the underlying collateral, and were required to be made if the underlying collateral did not meet certain specified conditions. Prepayment of principal was not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility was dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. This facility expired in May 1997.

7.  NOTES PAYABLE

     Notes payable at June 30, 1996 and 1997 consisted of the following:

                                                         June 30,
                                                        ----------
                                                  1996              1997
                                                -------            ------
Promissory Notes Payable, due through
 June 25, 1998 with an interest rate of 12%   $29,848,859      $          -
Promissory Note Payable, due May 21, 2001
  with an interest rate of 12%                          -        34,778,355
Note payable due July 1, 2002 with an
 interest rate of 8.5%                                  -         1,864,514
Note payable due March 2000,
  with an interest rate of 5%                           -           170,000
                                              ------------      ------------
                                              $29,848,859       $36,812,869
                                              ===========       ===========

                          The Aegis Consumer Funding Group, Inc.
                        Notes to Consolidated Financial Statements
                         Years Ended June 30, 1995, 1996 and 1997


     The Promissory Notes Payable at June 30, 1996, aggregating $29.8 million, due through June 25, 1998 were under separate Loan and Security Agreements (the "Financing Agreements") with III Finance, whereby, it had borrowing limits of the lesser of an aggregate amount of $66.4 million or the maximum borrowing base, as defined, under the Financing Agreements. The notes under the Financing Agreements were secured by substantially all of the Company's retained interests in securitized receivables with carrying values aggregating approximately
$70.0 million at June 30, 1996, which approximated their fair value. As of June 30, 1996, the Company had $30.5 million available under the Financing Agreements. In May 1997, the Company refinanced the then outstanding balance of $35.1 million under the Financing Agreements and $14.8 million of the remaining balance under the promissory note created in paying down the Company's warehouse credit facility in March 1997 with the $15.1 million of the proceeds received from the issuance of the Subordinated Debentures and a new promissory note of $34.8 million. In connection with such refinancing, the Company has pledged all of the stock of its subsidiaries and all of its assets to III Finance. (See Note 8).

     The Promissory Note Payable at June 30, 1997, in the amount of $34.8 million is payable to III Finance and is secured by the Company's retained interest in securitized receivables aggregating approximately $36.3 million and its finance contracts held for investment with an aggregate net carrying value of approximately $12.8 million (the "RTY Financing "). Principal and interest payments under the RTY Financing are made from proceeds received from the underlying collateral.

     The Note Payable at June 30, 1997 in the amount of approximately $1.9 million is secured by the building as well as security interests in specific furniture and equipment of SST. No additional borrowing by SST is allowed under the note. The note contains several covenants which, among other things, restrict changes in ownership of SST. The Company plans on entering into negotiations with this lender as it related to the proposed sale of SST.
(See Notes 2 and 17).

     The Note Payable at June 30, 1997 in the amount of $170,000 is secured by a second mortgage on the building. The note's interest is payable quarterly. The note contains several covenants which, among other things, restrict changes in ownership of SST and requires SST to create and maintain certain employment targets.

8.  SUBORDINATED DEBENTURES

     On May 23, 1997, the Company sold $21.3 million subordinated debentures (the "Debenture") to III Finance for $20.0 million. The Debenture is convertible into 8% non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to $2.00 per common share. The Debenture is for a term of seven years and carries a coupon rate of twelve percent (12%) (an effective rate of 12.8%) per annum. Approximately $16.1 million of the proceeds of the Debenture was utilized to repay existing debt. The Debenture and the Preferred Shares, into which the Debenture is convertible, are redeemable at any time by the Company for cash or by the holder for cash, however, if the redemption is requested by the holder, the Company at its election may pay the redemption price in the form of common stock. In the event the Debentures are redeemed for any reason, in addition to the redemption price, warrants shall be issued to the holder which are exercisable for that number of Preferred Shares into which the redeemed Debentures were convertible. If Preferred Shares are redeemed at the option of the Company, the Company must issue to the holder warrants to acquire an equivalent number of shares of common stock at an aggregate purchase price equal to the redemption price paid by the Company. All warrants will expire at the original stated maturity date of the Debenture. In connection with such refinancing the Company has pledged all of the stock of its subsidiaries and all of its assets to III Finance. In connection with the Credit Agreement, the Company has pledged its retained interest in securitized receivables.
(See Note 17).

                        The Aegis Consumer Funding Group, Inc.
                      Notes to Consolidated Financial Statements
                       Years Ended June 30, 1995, 1996 and 1997


     In May 1996, the Company entered into a one year $5.0 million revolving credit agreement with Greenwich Capital (the "Credit Agreement") at an annual interest rate of 15.0% or LIBOR plus 9.0% determined by the Company at the time of borrowing. As of June 30, 1996, the Company had no borrowing under the Credit Agreement. During the year ended June 30, 1997, the Company borrowed $5.0 million at LIBOR plus 9.0% (14.7% as of June 27, 1997).
In June 1997, the Company paid down $1.0 million under the Credit Agreement and entered into a new agreement with Greenwich Capital for the remaining
$4.0 million outstanding. The Company will repay $2.0 million of the adjusted balance proportionately (pari passu) with principal payments made on the balances of the Debentures and certain notes payable aggregating $41.3 million. The term of the loan was extended for four years from the date of closing of the Debenture and the interest rate decreased to 12.0% per annum, payable monthly. Early repayment of the other $2.0 million is permitted if Greenwich provides auto loan servicing to the Company as defined thereunder. Additional terms of the agreement provide for lowering the strike price on warrants issued to them by the Company from $6.50 to as low as $4.00, contingent on achieving certain levels of auto loan servicing placed by Greenwich with the Company. (See Note 17).

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office space and certain of its office equipment under noncancelable operating leases. The Company also has subleased certain of its office space and offsets its rent expense by the amount collected under the subleases.

     The Company's minimum rental payments as of June 30, 1997 are:

              Year Ending    Gross     Sub-lease     Net
                June 30,     Amount     Amount     Amount
              -----------   --------   ---------  ---------

                1998      $3,028,000  ($172,000)  $2,856,000
                1999       2,512,000   (100,000)   2,412,000
                2000       1,554,000          -    1,554,000
                2001       1,198,000          -    1,198,000
                2002       1,139,000          -    1,139,000
             Thereafter    3,503,000          -    3,503,000
                           ---------  ----------  ----------
                         $12,934,000  ($272,000) $12,662,000
                         ===========  ========== ===========

     The Company has employment agreements with several of its key employees and officers which expire at various times through July 1, 2001. Under the terms of these agreements, the Company is obligated to pay minimum annual payments of $1.5 million, $1.2 million, $400,000 and $400,000, respectively, during each of the years ending June 30, 1998 through June 30, 2001. In addition to the minimum payments, the Company is further obligated to pay incentive bonuses based on its earnings, as defined in the respective agreements.

     In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through an Owner Trust Agreement (the "Agreement"). During the years ended June 30, 1996 and 1997, the Company sold approximately $97.8 million and $50.6 million, respectively, of automobile receivables into this facility. In October 1996, it was determined that the finance contracts underlying the securities were not performing in accordance with the levels required under the Agreement. This event terminated the Company's remaining commitment of $26.6 million (as of that date, the Company had sold $148.4 million of finance contracts of the $175.0 million total commitment).

                 The Aegis Consumer Funding Group, Inc.
                Notes to Consolidated Financial Statements
                 Years Ended June 30, 1995, 1996 and 1997


     In May 1996, the Company obtained a commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions
(the "Securitization Facility").   As of June 30, 1997, the Company did not
meet these customary conditions and has not securitized receivables under the Securitization Facility since September 1996. As of June 30, 1997, three securitizations aggregating $307.0 million were completed pursuant to this commitment.

     In March 1997, the Company entered into a demand note payable of $1.2 million between consolidating entities. This note was assigned to the Aegis Auto Receivables Trust 1997-3 as a credit enhancemant of the securitization. The note becomes due under certain conditions of default as degined therein.

     In connection with securitization transactions, the Company enters into pooling and servicing agreements. The agreements require the Company to increase its cash contribution to the underlying trusts when the delinquencies and default rates increase to certain levels defined in certain agreements.
As delinquencies and/or default rates increase or decrease, the Company's obligation varies. For the years ended June 30, 1996 and 1997, the Company paid additional contributions to the trusts of approximately $2.3 million and $2.4 million, respectively.

     As of June 30, 1997, the Company has four seperate contingent notes payable aggregating $15.6 million that become obligations of the Company upon the occurence of a Bankruptcy event as defined in the underlying instruments.
These notes were entered into in connection with the Company's securitization transactions completed under the Purchase Facility as a form of a credit enhancement in lieu of a cash deposit to such trusts. The notes are between consolidating entities of the Company and have been assigned to the respective securitization trusts.

     By letter dated August 1, 1997, counsel for ALFI contacted the Company concerning disputes under a Master Servicing Agreement dated April 6, 1996 and a letter agreement dated June 10, 1997, between the Company and ALFI (respectively, the "Master Servicng Agreement" and the "Letter Agreement"). Pursuant to the Master Servicing Agreement, ALFI had been the sub-servicer of certain securitized loan portfolios serviced by the Company. ALFI's counsel contends that: (a) the Company owes ALFI about $457,000 in unpaid servicing fees; (b) the Company owes ALFI an unstated amount in late charges;
(c) the Company owes ALFI about $31,000 in other expenses; (d) the Company owes ALFI about $247,000 for reimbursement of funds paid by ALFI to certain "NSF Accounts"; and (e) the Company sent to Norwest Bank Minnesota, N.A. ("Norwest"), the Trustee of the loan portfolios, and to others, a letter that is purportedly "defamatory and actionable" in that it "places blame" for late filings of ultimately rejected risk default insurance ("RDI") claims upon ALFI. The Company believes it does not owe ALFI any servicing fees an that the Company is entitled to reimbursement of about $195,000 in servicing fees it caused to be paid to ALFI but to which ALFI was not entitled. The Company also disputes that it owes ALFI any of the late charges and that it is entitled to reimbursement for late charge payments that it has made. The Company has caused to be paid the expenses sought by ALFI and $232,000 to the NSF Account. ALFI has not supplied supporting documentation for the remaining $15,000 for which it sought reimbursement for repayment to the NSF Account.

     In addition, ALFI, to date has withheld $191,000 which it owes the Company under a Subcontracting Agreement between the Company and ALFI dated April 6, 1996, apparently as a means of securing its purported claims under the Master Servicing Agreement. In response, the Company, to date, has withheld $37,000 from ALFI under the Letter Agreement.

By letters dated May 28, 1997, Norwest informed the Company that, to the extent the rejection of untimely filed RDI claims ultimately exceed the deductibles on the applicable insurance policies, there would be an event of default under the Company's agreements with Norwest. An aggregate amount of $1,579,000 in RDI claims have been denied due to umtimely filings. The Company believes approximately $450,000 of additional similar claims exist. While the Company denies liability for the untimely filings and contends that ALFI had the responsibility to timely file all such claims pursuant to the Master Servicing Agreement, the Company, by letter dated June 19, 1997, notified Reliance Insurance Company ("Reliance"), its errors and ommission insurance policy carrier, of the potential claim against it by Norwest. By letter dated
July 10, 1997, Reliance acknowledged the Company's $3,000,000 insurance policy (containing a $350,000 deductible) and reserved its right to deny coverage on several grounds. Should the Company be found liable for some or all of the losses caused by the untimely filing of the RDI claims, it does not believe that Reliance's reservation of rights will preclude coverage.

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management

                 The Aegis Consumer Funding Group, Inc.
               Notes to Consolidated Financial Statements
                Years Ended June 30, 1995, 1996 and 1997

of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company.

10.  CAPITAL STOCK

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

     The Series B preferred stock provided for the accrual of no dividends until the first anniversary date of its issuance. Dividends accrued at an annual rate of 10%, payable quarterly, which commenced October 1, 1994. The Series B preferred stock was cumulative, nonvoting and non redeemable; however, ACFG had the option, upon 30 days notice, to redeem all or part of the outstanding Series B preferred stock at its liquidation value of $10,000 per share. During the year ended June 30, 1995, the Company paid cash Series B preferred stock dividends of $194,198 and retired its Series B preferred stock at its redemption value of $2,452,678.

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

     In February, 1996 the Company issued $9,200,000 of Series C convertible preferred stock under Regulation S of the Securities Act of 1933. The Series C preferred stock is convertible into common stock of the Company at the lower of $6.425 per share of common stock or 85% of the fair market value of the

                  The Aegis Consumer Funding Group, Inc.
                Notes to Consolidated Financial Statements
                Years Ended June 30, 1996, 1996 and 1997


common stock at the time of conversion. The Company can redeem the Series C preferred stock upon conversion at the fair market value of the common stock into which such Series C preferred stock is convertible. The Series C preferred stock has an 8% annual dividend payable in common stock at the time of conversion. The Series C preferred stock is automatically converted into common stock on the third anniversary of its issuance. For purposes of computing earnings per share, the Series C preferred stock is deemed to be a common stock equivalent, and as such is included in the weighted average common and common equivalent shares outstanding. The Company also issued warrants to the placement agent to purchase 114,553 shares of common stock of the Company at a price of $6.425 per share, which expire five years from their issuance date. None of these warrants were exercised as of June 30, 1997. During the year ended June 30, 1996, the Company redeemed 88 Series C preferred shares for $1.1 million and converted 307 Series C preferred shares into 679,114 shares of common stock. During the year ended June 30, 1997, the Company converted 419 shares of Series C Preferred Stock into 2,221,259 shares of Common Stock.

     In July 1996, the Company purchased 80,000 shares of common stock from an executive officer of the Company, for $340,000. These shares were re-issued in connection with the conversion of preferred stock to common stock.

     In connection with the Greenwich Capital facilities, the Company granted warrants to Greenwich Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share subject to adjustment to as low as $4.00 per share. The warrants vest at the occurrence of various events relating to
the facilities.   As of June 30, 1997, 759,490 warrants are exercisable and
133,578 of the remaining non-vested warrants vest over the remaining securitization commitment and 223,267 warrants will remain unvested.

     In connection with the issuance of the Debenture, the Company has reserved 21,350 shares of Preferred Stock and designated them as Series D. As of June 30, 1997, no shares have been issued under the Series D.
(See Note 17).

NOTE 11.  STOCK OPTION PLAN AND 401K RETIREMENT PLAN

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

     Consultants and directors who are not also employees of the Company may only be granted Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding common stock of the Company or a subsidiary of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of the fair market value on the date of grant. The exercise price of each Non-ISO granted under the Option Plan may not be less than 85% of the fair market value of the common stock at the time of grant or, in the case of a Non-ISO granted to a 10% Stockholder, 110% of the fair market value of the common stock at the time of the Grant. ISOs may not be exercised after the tenth anniversary (fifth anniversary in the case of any option granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the Option Plan after ten years from the adoption of the Option Plan. Each director who is not also an employee of the Company will automatically receive each year Non-ISO's to purchase 30,000 shares of Common Stock which vest in equal monthly increments of 833 shares pursuant to such terms as are provided in the formula provisions of the Option Plan.
The stock options are immediately vested or are subject to vesting over a three year period.

     The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized. If the Company accounted for its stock options under the fair value method of SFAS No, 123, the Company's net income and earnings per share would not have been materially different than its actual results.

                   The Aegis Consumer Funding Group, Inc.
                 Notes to Consolidated Financial Statements
                   Years Ended June 30, 1995 and 1997


     A summary of the status of the Company's Option Plan as of June 30, 1995, 1996 and 1997, respectively and changes during each of the years then ended is presented below:


                                               Year Ended June 30,
                                        --------------------------------
                                          1995        1996          1997
                                         ------      ------        ------
Outstanding at the beginning of year          -     545,000      1,173,507
Granted                                 545,000     733,507         25,000
Exercised                                     -           -              -
Forfeited/Expired                             -    (105,000)       (10,175)
Adjusted pursuant to employment contracts
   and incentive programs                     -           -       (130,000)
                                        -------   ---------      ---------
Outstanding at end of year              545,000   1,173,507      1,058,332
                                       ========   =========      =========
Options exercisable at end of year      525,000     783,333        797,901
                                       ========   =========      =========

     The following table summarizes information about the stock options outstanding at June 30,7:


                               Options Outstanding,         Options Exercisable
                          ------------------------------  ---------------------
                                      Weighted
                                       Average   Weighted             Weighted
                          Number      Remaining  Average   Number     Average
                        Outstanding  Contractual Exercise Exercisable Excercise
                                        Life     Price                 Price
                       ------------  ----------  -------  -----------  ------
Exercise Prices:
   $0.69                   25,000      10 years   $0.69           -     $  -
    2.50                  928,632       9 years   $2.50     761,251      2.50
    5.38                   47,450       9 years   $5.38      15,817      5.38
    7.75                    7,250       8 years   $7.75       4,833      7.75
    8.37                   50,000       6 years   $8.37      16,000      8.37


     Effective January 1, 1996, the Company adopted the Aegis Consumer Funding Group, Inc. 401 K Plan ("the Plan"). The Plan is contributory up to 15% of a Plan's participant's compensation, as defined, and covers substantially all employees. Employees become eligible participants after completing six months of service. The Plan provides the participants with a choice of seven investment vehicles in a broad range of risk tolerance portfolios ranging from a fixed income account to an international stock fund. The Company matches on a discretionary basis which has been 50% of a participant's contribution up to 6% (voluntary contributions in excess of 6% are not matched by the Company) since its inception. The Company's discretionary match is approved by its Board of Directors on an annual basis. Plan participants become vested in the Company's matching contribution after completion of 3 years of service. Forfeitures of non vested employer contributions at the end of each Plan year are first used to reduce the administrative expenses of the Plan, second to reduce the Company's matching contribution and any then remaining forfeitures are allocated to eligible employees, regardless of participation status as a profit sharing contribution made by the employer. For the years ended June 30, 1996 and 1997, the Company contributed approximately $87,400 and $216,700, respectively as its matching contribution.

12.  EARNINGS (LOSS) PER SHARE

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

                         The Aegis Consumer Funding Group, Inc.
                       Notes to Consolidated Financial Statements
                        Years Ended June 30, 1995, 1996 and 1997


     The components of the Company's earnings (loss) per share of common and common equivalent share are as follows:


                                            Year Ended June 30,
                                       1995         1996          1997
                                      ------       ------         -----
Primary earnings (loss) per share:
 Historical basis:
 Net income (loss) available,
   as adjusted                      $1,079,423   $9,288,615    ($44,687,586)
                                    ==========   ==========    =============
   Net income (loss) per common
    and common equivalent share          $0.09        $0.65          ($2.71)
                                         =====        =====          =======

   Weighted average common shares   12,641,878   12,969,500       16,511,628
   Weighted average common
    equivalent shares                    9,968    1,359,130                -
                                    ----------   ----------     ------------
   Weighted average common and
    common equivalent shares        12,651,846   14,328,630       16,511,628
                                   ===========   ==========      ===========

 Pro forma basis:
   Net income available to
    common stockholders             $1,605,529          N/A             N/A
                                   ===========         ====            ====
   Net income per common and common
    equivalent share                     $0.12          N/A             N/A
                                     =========          ===             ===

   Weighed average common shares     12,886,319         N/A             N/A
   Weighted average common
    equivalent shares                    32,917         N/A             N/A
                                     ----------         ---             ---
   Weighted average common and common
               equivalent shares     12,919,235         N/A             N/A
                                     ==========         ===             ===

Fully diluted earnings (loss) per share:
 Historical basis:
   Net income (loss) available,
    as adjusted                      $1,079,423  $9,288,615    $(44,687,586)
                                     ==========  ==========    =============
Net income (loss) per common and
 common equivalent share                  $0.08       $0.61          ($2.71)
                                         ======       =====          =======

  Weighted average common shares     13,081,631  14,862,263       16,511,628
   Weighted average common
    equivalent shares                    10,661     328,430                -
                                     ----------  ----------      -----------
  Weighted average common and
   common equivalent shares          13,092,292  15,190,693       16,511,628
                                     ==========  ==========       ==========
 Pro forma basis:
   Net income available to
    common stockholders              $1,605,529         N/A              N/A
                                     ==========         ===              ===
   Net income per common and
    common equivalent share               $0.11         N/A              N/A
                                          =====         ===              ===

   Weighted average common shares    14,776,844         N/A              N/A
   Weighted average common
    equivalent shares                    35,887         N/A              N/A
                                     ----------         ---              ---
   Weighted average common and common
     equivalent shares               14,812,731         N/A              N/A
                                    ===========         ===              ===

                          The Aegis Consumer Funding Group, Inc.
                        Notes to Consolidated Financial Statements
                         Years Ended June 30, 1995, 1996 and 1997


     In February 1997, the Financial accounting Standarda Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997.
SFAS No. 128 was issued to simplify the Standards for calculating earnings per share ("EPS") previously found in APB No. 15, Earnings Per Share. SFAS
128 replaces the presentatin of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and certain non-vested ISO'S. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under APB No.15). Under the provisions of the SFAS 128, basic EPS for the fiscal year ended June 30, 1996 would have been $0.72. All other per share data would have been the same as reported amounts.


13.  RELATED PARTY TRANSACTIONS

      For the year ended June 30 1995, the Company provided consulting, financial and structuring services to an affiliated entity of one of its then significant stockholders. In connection with these engagements, the Company earned $275,000 for the year ended June 30, 1995. For the years ended June 30, 1996 and 1997, none of these services were provided.

     During the year ended June 30, 1996, the Company recorded a valuation allowance of $600,000 on a note receivable it received in connection with the sale of certain retained interests in securitized receivables. The note accrued interest at 8.5% per annum and matures in August 2000. In May 1997, the Company filed a proof of claim for approximately $668,000 in the United States Bankruptcy Court for the Northern District of New York in the debtor's case.

     The Company had a consulting agreement with another significant stockholder whereby it provided advisory services to the Company for the development, implementation and marketing of consumer product lines. In connection with this agreement, the Company paid approximately $350,000 to such stockholder during the year ended June 30, 1995. This agreement was canceled effective April 6, 1995.

     In March 1996, the Company entered into a consulting agreement (the "Consulting Agreement") with Whitehall, a company affiliated with significant shareholders, whereby Whitehall was engaged to provide consulting services to the Company relating to operations, management, financing and marketing. The Consulting Agreement was renewed on its anniversary date February 5, 1997, for an additional one-year term and provides an annual fee to Whitehall of $300,000 (subject to adjustment in certain circumstances) plus reasonable and necessary expenses. For the years ended June 30, 1996 and 1997, the Company incurred an expense of $125,000 and approximately $317,700, respectively, under the Consulting Agreement.

14.  INCOME TAXES

     At June 30, 1997, the Company had a federal net operating loss carry-forward of approximately $43.7 million which will expire no sooner than September 30, 2005. Future utilization of approximately $36.7 million of the total net operating losses are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company has recorded a deferred tax asset relating to the future benefit of the carryforward. As discussed in the summary of significant accounting policies, the Company underwent a quasi-reorganization in 1992. Accordingly, any benefit relating to the use of $1.8 million Section 382 loss carry forward generated prior to the quasi-reorganization will be reflected as an adjustment to stockholders' equity.
A full valuation allowance of $661,000 has been established against this $1.8 million Section 382 loss carryforward. In addition, a valuation allowance of $12.2 million has been established against the Company's remaining NOL as a result of the Company incurring losses in excess of previously earned income.

     The Company's income tax provisions consist of the following:

                                                 Year Ended June 30,
                                       -------------------------------------
                                         1995           1996           1997
                                        ------          -----          -----
Current provision
    Federal . . . . . . . . .         $      -        $    -        $       -
    State and local. . . . . .         221,484       1,553,988        150,000
                                       -------       ---------       --------
      Total current. . . . . .         221,484       1,553,988        150,000
                                       -------       ---------       --------


                        The Aegis Consumer Funding Group, Inc.
                      Notes to Consolidated Financial Statements
                       Years Ended June 30, 1995, 1996 and 1997


Deferred (benefit) provision
    Federal. . . . . . . . . .       1,475,000       5,639,763     (8,678,455)
    State and local. . . . . .          71,540         278,271        101,425
                                     ---------       ---------     -----------

   Total deferred . . . . .          1,546,540       5,918,034     (8,577,030
                                     ---------       ---------     -----------
   Total provision for income taxes $1,768,024      $7,472,022     $8,427,030
                                    ==========      ==========     ===========

     Deferred taxes have been provided for temporary differences in the recognition of revenues and expenses for tax and financial statement purposes.
The significant components of the Company's deferred tax liability, which is included in income taxes payable, are as follows:




                                               June 30,
                                      -------------------------
                                           1996        1997
                                      -----------    ----------
 Liabilities:
  Securitization transactions         $17,628,762    $2,060,889
  Leases                                2,534,990     2,785,129
                                      -----------    ----------
    Total deferred tax liability       20,163,752    $4,846,018
                                      -----------    ----------
Assets:
  Net operating loss carryforward      11,956,095    14,252,585
  Allowance for credit losses           1,236,491     2,488,444
  State taxes                             193,375        91,637
  Rent expense                            130,217       135,452
                                      -----------   -----------
    Total deferred tax asset           13,516,178    16,968,118
                                     ------------   -----------
  Valuation allowance                    (661,000) (12,837,000)
                                     ------------  ------------
    Net deferred tax asset             12,855,178    4,081,118
                                     ------------  ------------
Net deferred tax liability             $7,308,574     $764,900
                                     ============  ============


     The reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                   Year Ended June 30,
                                              -------------------------
                                              1995        1996     1997
                                              ----       -----    -----
 Statutory federal rate                       34%         34%      (35%)
    State taxes, net of federal benefit       12%          7%        -
    Permanent difference resulting from
      charge for release of Escrowed shares   10%          2%        -
    Warrants                                               1%        -
    Valuation allowance                        -           -        16%
    Other                                      2%          -         2%
                                              ---         ---      -----
                                              58%         45%      (17%)
                                              ===         ===      =====


15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized financial data is as follows (dollars in thousands, except for per share amounts):


                                                      Quarter Ended
                 --------------------------------------------------------------------------

                 Sept. 30, Dec. 31,March 31, June 30   Sept. 30, Dec. 31,March 31,  June 30,
                   1995      1995    1996      1996       1996     1996     1997      1997
                   ----      ----    ----      ----       ----     ----     ----      ----
Revenues          $9,158   $9,405  $13,064   $14,700    $13,689  ($22,532) $11,211  ($3,623)
                  ------   ------   ------   -------    -------   -------  -------    ------
Interest expense   2,124    2,459    2,723     2,784      3,014     4,214    6,447    2,914
Other expenses     3,386    3,719    5,824     6,547      5,361    10,759    9,926   10,279
                   -----    -----    -----    ------     ------    ------   ------   ------
   Total expenses  5,511    6,178    8,547     9,331      8,374    14,973   16,373   13,193
                   -----    -----    -----     -----      -----    ------   ------   ------


                        The Aegis Consumer Funding Group, Inc.
                     Notes to Consolidated Financial Statements
                     Years Ended June 30, 1995, 1996 and 1997

Net income (loss)
 before income
 taxes (benefit)   3,647    3,227    4,517     5,369      5,315   (37,505)  (5,162) (15,570)
Provision (benefit)
 for income taxes  1,641    1,383    1,988     2,460      2,179   (10,606)       -        -
                   -----    -----    -----    ------      -----   --------  ------   -------

Net income (loss) $2,006   $1,844   $2,529    $2,909     $3,136  ($26,899) ($5,162)($15,570)
Net income (loss) ======   ======   ======    ======     ======  =========  =======  ======
 available
 to shareholders  $2,006   $1,844   $2,529    $2,768     $3,136  ($26,985) ($5,206)($15,572)
                  ======   ======   ======    ======     ======   =======   =======  ======
Net income (loss) per
 common share:
     Primary       $0.15    $0.13    $0.17     $0.19      $0.19    ($1.68)  ($0.31)  ($0.88)
                   =====    =====    =====     =====      =====    =======   ======   =====
     Fully Diluted $0.14    $0.12    $0.16     $0.18      $0.19    ($1.68)  ($0.31)  ($0.88)
                   =====    =====    =====     =====      =====    =======   =====   =======

     The quarters ended December 31, 1995, March 31, 1996, June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997 and June 30, 1997
include write-downs on retained interests in securitized receivables of $1.5 million, $2.5 million, $3.5 million, $2.0 million, $29.0 million, $4.4 million and $13.6 million, respectively.

     The quarter ended June 30, 1996, included a non-cash charge of $807,000 from the release of escrowed shares which was offset by an increase in paid-in-capital. There was no impact on total stockholders' equity as a result of the escrow share release and the resultant non-cash charge.

     The quarter ended March 31, 1997, has been restated to reflect a $4.4 million write down on retained interests in securitized receivables resulting from a correction of an error in the Company's valuatin model discovered during the valuation process for the quarter ended June 30, 1997.

16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest and income taxes paid during the year were as follows:


                                          Year Ended June 30,
                                 ----------------------------------
                                  1995         1996           1997
                                 ------       ------         ------

    Interest . . . . . . .     $4,098,195   $10,369,296    $16,738,188
                              ===========   ===========    ===========
    Income taxes . . . . .     $1,070,513     $141,623        $126,005
                              ===========   ===========    ===========

17.  SUBSEQUENT EVENTS

On October 16, 1997, III Finance Ltd. ("III Finance") and the High Risk Fund Ltd. ("HUB") converted $21.3 million of the Company's 12% Convertible Subordinated Debenture (the"Debenture") into $2.1 million of 12,75% Cumulative Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into common stock at $1.26 per share. Additionally, on November 10, 1997, the remaining debt holder converted its $4.0 million of subordinated debt into $4.0 million of preferred stock with substantially the same terms as the conversion of the Debenture, except tthat $2.0 million of the preferred stock is convertible into common stock at $2.00 pershare. Had these conversions of debt to equity occurred prior to the Company's fiscal year ended June 30, 1997, the Company's positive net worth would have been approximately $13.4 million. The Company of debt to equity reduces the Company's annual debt service requirements by approximately $3.0 million. Payment of Preferred Stock dividends, if any, are subject to the approval of the Board of Directors.

On November 10, 1997, the Company agreed in principle to sell, subject to shareholder and creditor approval, its interest in SST for $7.0 million to a related entity of III Finance. The Company received a down payment of $2.0 million in two installments of $800,000 and $1.2 million on November 10, 1997 and November 14, 1997, respectively, the remaining purchase price of $5.0 million will be received upon completion of the sale agreement. In connection with the sel, the Company has a repurchase option, expiring on December 31, 1998, to repurchase SST for $7.0 million, plus an annual accretion of 5.0%.