Form 10-Q
period 1997-09-30
AEGIS CONSUMER FUNDING GROUP INC
filed 1997-11-26
CIK 932278

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                 OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to_________

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

                             (201) 418-7300
           (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X  No     .
                  -----  -----

     As of November 24, 1997, 17,677,217 shares of the issuer's common stock were outstanding.

                THE AEGIS CONSUMER FUNDING GROUP, INC.

                               FORM 10-Q

                                 INDEX




                                                                      Page
PART I.   FINANCIAL INFORMATION                                        No.
Item 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Unaudited):
          Consolidated Condensed Statements of Financial Condition -
           September 30, 1997 and June 30, 1997. . .                    3

          Consolidated Condensed Statements of Operations - three
           months ended September 30, 1997 and 1996.                    4

          Consolidated Condensed Statements of Cash Flows - three
           months ended September 30, 1997 and 1996.                    5

          Notes to Consolidated Condensed Financial Statements .        6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS. . . . . . . . . . . . . . . .                     8


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings. . . . . . . . . . . . .                   21
Item 2.   Changes in Securities. . . . . . . . . . .                   21
Item 3.   Defaults upon Senior Securities. . . . . .                   22
Item 4.   Submission of Matters to a Vote of Security Holders. .       22
Item 5.   Other information. . . . . . . . . . . . .                   22
Item 6.   Exhibits and Reports on Form 8-K . . . . .                   22

SIGNATURES . . . . . . . . . . . . . . . . . . . . .                   23
EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . .                   22

PART I.             FINANCIAL INFORMATION:

Item 1.  Consolidated Condensed Financial Statements

                   THE AEGIS CONSUMER FUNDING GROUP, INC.
            Consolidated Condensed Statements of Financial Condition
                                 (unaudited)


                                            September 30, 1997       June 30,
                                           --------------------      --------
                                          Pro-forma       Actual      1997
                                         ----------       ------      ----

Cash and cash equivalents                 $3,181,876   $3,181,876  $4,492,591
Automobile finance receivables, net       63,538,260   63,538,260  34,654,507
Retained interests in securitized
 receivables                              32,531,513   32,531,513  33,329,946
Other assets, including fixed assets      12,495,386   12,809,860  11,005,696
                                          ----------   ----------  ----------

                                        $111,747,035 $112,061,509 $83,482,740
                                        ============ ============ ===========


                   Liabilities and stockholders' equity

Warehouse credit facilities              $52,581,753  $52,581,753 $17,407,004
Notes payable                             34,327,089   34,327,089  36,812,869
Accounts payable and accrued expenses     14,303,414   15,221,748  15,808,781
                                          ----------  -----------  ----------

   Total liabilities                     101,213,256  102,130,590  70,028,654
                                         -----------  -----------  ----------

Subordinated debentures, net                       -   24,079,365  24,031,746
                                         -----------  -----------  ----------

Stockholders' equity:
Common stock, $.01 par value; 30,000,000
   shares authorized; 17,677,217 shares
   issued and outstanding                    176,772      176,772     176,772
Preferred stock, $0.10 par value; 2,000,000
 shares authorized:
 Series C, 1,100 shares designated; 920
  shares issued; 106 shares outstanding           11           11          11
 Series D, E and F, 25,550 shares designated;
  24,079 sharesissued and outstanding in
  pro-forma 1997                               2,408            -           -
 Paid-in capital                          47,004,051   22,324,234  22,303,034
Retained deficit since date of
 recapitalization (March 1, 1992)        (36,649,463) (36,649,463)(33,057,477)

 Total stockholders' equity               10,533,779  (14,148,446)(10,577,660)
                                         -----------  ----------- -----------

                                        $111,746,035 $112,061,509 $83,482,740
                                         ===========  ===========  ==========
                           See accompanying notes.

                  THE AEGIS CONSUMER FUNDING GROUP,INC.
               Consolidated Condensed Statements of Operations
               Three months ended September 30, 1997 and 1996
                               (unaudited)




                                                      1997          1996
                                                      ----          ----
Revenues:
Gains on securitizations and securities sales     $2,913,365     $8,349,120
Servicing fee income                               3,227,047      1,030,249
Interest income                                    3,055,186      4,112,605
Fees and commissions earned                          567,371         46,555
Other income                                         490,882        150,249
                                                   ---------      ---------
                                                  10,253,851     13,688,778
                                                  ----------     ----------
Operating expenses:
Salaries and other employee costs                  5,991,016      2,219,607
Provision for credit losses                        1,112,709        536,175
Interest expense                                   3,367,353      3,013,473
Other expenses                                     3,353,557      2,604,790
                                                   ---------     ----------
                                                  13,824,635      8,374,045
                                                 ------------    ----------

Net (loss) income before income taxes             (3,570,784)     5,314,733
Taxes on income                                            -      2,179,040
                                                  ----------      ---------

Net (loss) income                                ($3,570,784)    $3,135,693
                                                 ===========      =========

Net (loss) income available to common
 stockholders                                    ($3,570,784)    $3,135,693
                                                 ===========     ==========

Primary Earnings Per Share:

Net (loss) income available to common
  stockholders                                   ($3,591,984)   $3,135,693
                                                 ============   ===========
Net (loss) income per common and common
  equivalent share                                    ($0.20)        $0.19
                                                      =======        =====
    Weighted average common and common
       equivalent shares                          17,677,217    16,484,713
                                                  ==========    ==========

Fully Diluted Earnings Per Share:

Net (loss) income available to common
   stockholders                                 ($3,591,984)   $3,135,693
                                                ============   ==========
Net (loss) income per common and common
   equivalent share                                  ($0.20)        $0.19
                                                     =======        =====
Weighted average common and common
   equivalent shares                             17,677,217    16,491,910
                                                 ==========    ==========


                              See accompanying notes.

                THE AEGIS CONSUMER FUNDING GROUP, INC.
              Consolidated Condensed Statements of Cash Flows
               Three months ended September 30, 1997 and 1996
                               (unaudited)



                                                   1997         1996
                                                   ----         -----
Cash flows from operating activities:
  Net (loss) income                          ($3,570,784)     $3,135,643
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
   Amortization and depreciation expense         250,240         277,146
   Provision for credit losses, net            1,112,709         536,175
   Unrealized gains on securitization
   transactions                                        -     (12,109,339)
   Write down of retained interests in
    securitized receivables                            -       2,000,000
   Increase in automobile finance receivables
    portfolio                                (29,996,462)    (13,631,601)
   Increase in interest and other
    receivables                               (1,583,883)     (1,861,272)
   (Increase) decrease in other assets          (130,312)      1,888,306
   Increase (decrease) in accounts payable
    and accrued expenses                        (831,240)      4,212,045
   Increase in income taxes payable                    -       2,149,297
   Increase in other liabilities                 244,207       1,431,044
                                               ---------      ----------
   Net cash used in operating activities     (34,505,525)    (11,972,556)
                                            -------------    ------------

Cash flows from investing activities:

 Distributions from retained interests in
  securitized receivables                        798,433        642,885
 Additional payments to securitized
  receivable trusts                                    -     (2,429,659)
 Purchases of fixed assets                      (292,590)    (1,686,515)
                                                ---------    -----------

 Net cash provided by (used in)
  investing activities                           505,843     (3,473,289)
                                                 -------     -----------

Cash flows from financing activities:
 Proceeds from borrowing under warehouse
  credit facilities                          123,817,491    221,308,450
 Repayment of borrowing under warehouse
  credit facilities                          (88,642,744)  (213,624,669)
 Proceeds from borrowing under notes payable                 -
14,522,975
 Repayment of borrowing under notes payable   (2,485,780)    (7,138,258)
 Purchase of treasury stock                            -       (340,000)
                                              ----------    ------------
   Net cash provided by financing activities  32,688,967     14,728,498
                                              ----------     ----------

Net decrease in cash and cash equivalents     (1,310,715)      (717,347)

Cash and cash equivalents, beginning of
 period                                        4,492,591      3,090,624
                                               ---------     ----------

Cash and cash equivalents, end of period      $3,181,876     $2,373,277
                                              ==========     ==========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest                                   $3,379,585     $2,917,413
                                              ==========     ==========

   Income taxes                                  $50,125       $ 91,800
                                                 =======       ========

                            See accompanying notes.

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to interim accounting disclosure rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been
condensed or omitted.   The organization and business of the Company,
accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's Form 10-K for the fiscal year ended June 30, 1997. This quarterly report should be read in conjunction with such annual Form 10-K.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the Standards for calculating earnings per share ("EPS") previously found in APB No.
15, Earnings Per Share.  SFAS 128 replaces the presentation of primary
EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and certain non-vested Incentive Stock Options. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under APB No. 15). Under the provisions of the SFAS 128, basic EPS for the three months ended September 30, 1996 would have been $0.20. All other per share data would have been the same as reported amounts.

2. LIQUIDITY

As reflected in the accompanying September 30, 1997 consolidated condensed financial statements and for fiscal year ended June 30, 1997, the Company has suffered substantial losses and, accordingly substantial reductions in stockholders' equity. These negative financial trends have resulted from material increases in delinquencies and losses on owned and managed finance contracts. As a result, the Company is facing severe liquidity problems due to the lack of committed operating capital and the delay of expected cash payments from the Company's retained interests in securitized receivables.

To address the liquidity problems, the Company requested its related party consulting firm, Whitehall Financial Group, Inc. ("Whitehall"), to advise the Company on alternatives and to raise additional capital.
With the assistance of Whitehall, in October 1997 the Company successfully negotiated the conversion of its 12% subordinated debentures with a face value of $21.3 million and accrued interest of approximately $1.0 million into Preferred Stock of approximately $21.1 million and in November 1997 the conversion of the remaining $4.0 million of subordinated debt into preferred stock in November 1997 (See Note 6). The September 30, 1997 pro-forma consolidated statement of financial condition gives effect to these conversions as if they occurred on September 30, 1997. Also with the assistance of Whitehall, in November 1997, the Company negotiated the sale of its servicing subsidiary, Systems & Services Technologies, Inc. ("SST"), for $7.0 million (See Note 6).
Additionally, during the quarter ended September 30, 1997, the Company reduced the number of its employees, scaled back the extent of its operations, including the consolidation of two processing centers to one and is moving its corporate offices to Marietta, Georgia. The
Company expects to incur a restructuring charge in the quarter ending December 31, 1997. These steps coupled with the cash proceeds from the sale of SST should assist the Company in meeting its funding requirements.

There can be no assurance that the Company's efforts to alleviate its liquidity problems and restore its operations to profitability will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  WAREHOUSE AND OTHER CREDIT FACILITIES

As of September 30, 1997, the Company securitized an aggregate amount of $476.4 million in six securitization transactions under its $1.0 billion purchase facility. Future securitizations under the purchase facility ($523.6 million as of September 30, 1997) are subject to customary conditions and are uncommitted. The purchase facility provides for initial financing through the Company's $75.0 million warehouse line as the finance contracts are acquired and subsequently sold, generally on a monthly basis, into the purchase facility.

On November 21, 1997, the Company received a temporary increase in its $75.0 million warehouse line of $5.0 million providing it with $80.0 million in its warehouse line expiring on December 5, 1997. The
Company expects to sell approximately $67.0 million of finance contracts by the expiration date of the extension. After the completion of the sale, the Company will have approximately $11.0 milliion outstanding under its $75.0 milliion warehouse line.


4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company.

5.  CAPITAL STOCK

No warrants that were issued and outstanding at September 30, 1997 have been exercised as of November 24, 1997.

6.  SUBSEQUENT EVENTS

On October 16, 1997, III Finance Ltd. ("III Finance") and the High Risk Opportunities Fund Ltd. ("HUB") converted $21.3 million of the Company's 12% Convertible Subordinated Debenture (the "Debenture") into $21.1 million of 12.75% Cumulative Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into common stock at $1.26 per share. Additionally, on November 10, 1997, the remaining debt holder converted its $4.0 million of subordinated debt into $4.0 million of preferred stock with substantially the same terms as the conversion of the Debenture, except that $2.0 million of the preferred stock is convertible into common stock at $2.00 per share and the dividend rate is 12%. Had these conversions of debt to equity occurred prior to the Company's quarter ended September 30, 1997, the Company's positive net worth would have been approximately $10.5 million. The conversion of debt to equity reduces the Company's annual debt service requirements by approximately $3.0 million. Payment of Preferred Stock dividends, if any, are subject to the approval of the Board of Directors.

On November 10, 1997, the Company agreed in principle to sell, subject to shareholder and creditor approval, its interest in SST for $7.0 million to a related entity of III Finance. The Company received a down payment of $2.0 million in two installments of $800,000 and $1.2 million on November 10, 1997 and November 14, 1997, respectively. The remaining purchase price of $5.0 million will be received upon completion of the sale agreement. In connection with the sale, the Company has a repurchase option, expiring on December 31, 1998, to repurchase SST for $7.0 million, plus an annual accretion of 5.0%.
The Company does not expect to record a gain on this transaction unless the repurchase option expires unexercised. The Company expects to consolidate the results of SST's operations until the repurchase agreement expires. Furthermore, under the proposed terms, positive cash flows, if any, from the operations of SST will be available to pay down amounts owed under notes payable of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company relates to the fiscal quarters ended September 30, 1997 and 1996 and should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this quarterly report. The unaudited results for the three months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview

The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992 through September 30, 1997, the Company has acquired approximately $1.37 billion of finance contracts, of which $1.12 billion have been securitized in twenty-three offerings of asset-backed securities.

The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.

                                                                         For the Quarters Ended
                                ---------------------------------------------------------------------------------------------

                                Sept. 30,  Dec. 31,   Mar. 31,   June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June  30,  Sept. 30,
                                  1995       1995       1996       1996       1996      1996      1997      1997       1997
                                 ------     ------     ------     ------     ------    ------    ------    ------     ------
                                                                (dollars in thousands)
Number of finance contracts
  acquired during period          5,943     8,190     10,569      12,037     15,401     14,584    8,992     8,745      8,724
Average finance contract balance  $12.3     $12.2      $12.4       $12.4      $12.3      $12.3    $12.6     $12.6      $12.8
Aggregate value of finance
  contracts acquired during
  period                         72,562   100,582    128,781     149,612     190,843   179,933  110,580   110,485    112,044
Gains from securitization
  transactions(1)(2)              6,023     7,424     12,759      10,824      10,349      (578)   5,979     5,797      2,913
Gains from whole loan sales          48        64        111         290           -         -       37         -         -
Net interest (expense) income       866     1,021        546         993       2,129     2,747    2,894     1,931       (312)
Revenue(3)(4)                     7,034     6,946     10,341      11,916      10,675   (26,747)   4,765    (5,291)     6,886
Finance contracts securitized
  during period                  67,630    85,368    130,138     149,274     173,258     4,870  238,393   148,814     87,316
Finance contracts sold during
  period                          1,000     1,801      2,752       2,250           -         -   15,000         -         -
Servicing portfolio(at period
   end)(5)                      197,911   287,481    401,704     500,694     645,551   759,304  783,757   813,055    838,067

<F1>
(1)   Excludes gains from whole loan sales of finance contracts.
<F2>
(2) The quarters ended December 31, 1995 through June 30, 1997 are before write downs of $3.1 million, $1.5 million, $3.5 million, $2.0 million, $29.0 million, $4.4 million and $13.6 million, respectively, taken on prior retained interests in securitized receivables.
<F3>
(3) Revenue is net of interest expense and includes the write downs on retained interests in securitized receivables.
<F4>
(4) The quarter ended March 31, 1997 has been restated to reflect a $4.4 million write down on retained interests in securitizations receivables resulting from a correction of an error discovered in the Company's valuation model, relating to such quarter, during the valuation process for the June 30, 1997 quarter.
<F5>
(5) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.


Revenues

The Company's primary sources of revenues consist of three components: gains from securitization transactions, servicing fees and interest income.

Gains from Securitization Transactions. The Company warehouses the finance contracts it acquires and periodically sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference ("gross spread") between the annual rate of interest paid by the consumer ("APR") on the finance contracts acquired and the interest rate on the asset-backed securities sold ("Certificate
Rate"). When the Company securitizes its finance contracts, it records a gain from securitization transactions and establishes an asset referred to as retained interest in securitized receivables.
Gains from securitization transactions are equal to the retained interest on the securitized receivables plus the difference between the net proceeds from the securitization and the cost (including the cost of Vender's Single Insurance Policy ("VSI Policy") and credit default premiums) to the Company of the finance contracts sold. The retained interest on securitized receivables represents the estimated present value of the estimated future cash flows to be received by the Company, discounted at a market-based rate, taking into consideration (i) contractual obligations of the obligor, (ii) amounts due to the investors in asset-backed securities, (iii) various costs of the securitizations, including the effects of hedging transactions, if any, and (iv) adjustments to the cash flows to reflect estimated prepayments of finance contracts and losses incurred in connection with defaults.
The Company's current assumptions utilized in evaluating its retained interests in securitized receivables, incorporate higher default rates over the life of the securitization trust and lower recovery rates on the underlying collateral, resulting in immaterial amounts of unrealized gains, if any at all.
Subsequent to securitization, the Company continues to service the securitized finance contracts, for which it recognizes servicing fees over the life of the securitization. Retained interest in securitized receivables represents the difference between the weighted average finance contract rate earned and the rate paid on certificates issued to the investors in the securitization, less servicing fees and other costs over the life of the securitization. Retained interest in securitized receivables is computed by taking into account certain assumptions regarding prepayments, defaults, servicing and other costs. The Company reviews on a quarterly basis the retained interest in securitized receivables. If actual experience differs from the Company's assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against gains from securitization transactions (See "Results of Operations"). The discount rate utilized in determining the retained interest in securitized receivables and gain from securitization transactions is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company also bases these assumptions on the performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on estimated repossession rates, proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company s credit default insurance.

Servicing Fee Income. Servicing fees are earned at a contracted rate, based on the receivable balance outstanding, from the owner of the asset. SST services the finance contracts of the Company, which are eliminated in consolidation, and certain securitization trusts. Servicing fee income includes fees earned on subservicing agreements with third party servicers.

Interest Income. Interest income consists of: (i) interest income earned on finance contracts (ii) interest income earned on leases (the Company ceased funding leases in the quarter ended September 30,
1995), (iii)  third party servicing fees, including expenses incurred,
(iv) the accretion of finance contract acquisition discounts net of related capitalized costs and (v) the amortization of capitalized costs net of origination discounts for leases. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse credit facilities prior to securitization, and (c) the length of time such finance contracts are funded by the warehouse credit facilities prior to securitization. Finance contract acquisition growth has a significant impact on the amount of interest income earned by the Company.

The following table provides information for each of the Company s rated securitizations:

                                 Weighted
                                Remaining      Average     Weighted
                                balance at     Finance     Average
                     Original   Sept. 30,      Contract   Certificate  Current     Gross          Net
Securitizations      Balance       1997         Rate(1)      Rate(1)   Ratings  Spread (1)(2)  Spread(1)(3)
---------------      -------    ---------      --------   -----------  -------- -------------  ------------
                                                         (dollars in thousands)

Aegis Auto Receivables Trust,
Series:
1994-A . .           $18,539       $1,965        20.28%       7.74%       A(4)         12.54%        8.70%
1994-2 . .            23,251        3,782        19.82        8.04        A+(4)        11.78         8.12
1994-3 . .            21,000(5)     4,440        19.66        9.46        A+(4)        10.20         6.46
1995-1 . .            21,000(5)     5,364        20.41        8.60        A+(4)        11.81         8.46
1995-2 . .            54,000(5)    16,343        19.94        7.16        A+(4)        12.78         8.98
1995-3 . .            60,000(5)    21,044        20.04        7.09        A+(4)        12.95        10.12
1995-4 . .            70,000(5)    27,984        19.88        6.65        BBB+(4)      13.23        10.41
1996-1 . .            92,000(5)    42,614        20.13        8.44(6)       (7)        11.69         8.89
1996-2 . .           105,000(5)    58,288        20.10        8.93(8)       (9)        11.17         8.40
1996-3 . .           110,000(5)    69,385        20.20        8.82(10)     (11)        11.40         8.75
Aegis Auto
Owners Trust . . .   148,347       78,140        20.14        6.53         (12)        13.61        10.87

(1)    Values as of closing date.
<F2>
(2) Difference between the Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the
      "Weighted Average Certificate Rate").
<F3>
(3) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses, if any.
<F4>
(4)    Indicates ratings by Duff & Phelps.
<F5>
(5)    Includes prefunded amounts which were
       transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2, 1996-3 and by the first week of the next quarter for 1994-3.
<F6>
(6) The Weighted Average Certificate Rate is composed of the following: the Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
<F7>
(7) The 1996-1 Securitization has Class A Notes rated B+ by Duff & Phelps and B by Fitch; Class B Notes rated B by Duff & Phelps and CCC by Fitch and Class C Notes rated C by Duff & Phelps and CCC- by Fitch.
<F8>
(8)    The Weighted Average Certificate Rate is composed of the following:
       the Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%.
<F9>
(9) The 1996-2 Securitization has Class A notes rated B+ by Duff & Phelps and CCC+ by Fitch; Class B notes rated B by Duff and Phelps and CC+ by Fitch and Class C notes rated C by Duff & Phelps and CC by Fitch.
<F10>
(10)   The weighted average Certificate Rate is composed of the following:
       the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.
<F11>
(11) The 1996-3 Securitization has Class A notes rated BBB- by Duff & Phelps and B- by Fitch; Class B notes rated B by Duff & Phelps and CC+ by Fitch and Class C notes rated C by Duff & Phelps and CC by Fitch.
<F12>
(12)   The Owner Trust Facility has Class A notes rated AAA by Standard &
       Poor s and Aaa by Moody s and Class B certificates rated Ba1 by Moody s.

The following table provides information for each of the Company's securitizations under its $1.0 billion purchase facility:

                                   Weighted      Weighted
                                   Remaining     Average      Weighted
                                   balance at    Finance       Average
                    Original       June 30,      Contract    Certificate       Gross           Net
Securitizations     Balance          1997        Rate(1)       Rate(1)      Spread (1)(2)  Spread(1)(3)
----------------    -------        ---------     --------     ---------     -------------  ------------
1997-1 . .          $238,693       $179,827       20.43%        9.5%(4)         10.93%         8.46%
1997-2 . .            37,163         30,306       20.67         9.75(5)         10.92          8.48
1997-3 . .            38,475         33,449       20.73         9.53(6)         11.20          8.81
1997-4 . .            74,721         68,355       20.40         9.38(7)         11.22          8.62
1997-5 . .            48,128         47,182       20.6          9.18(8)         11.39          8.91
1997-6 . .            39,189         38,895       20.5          9.32(9)         11.17          8.69

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


<F7>
(7) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.1% and the Class B Certificate Rate is 13.6%.
<F8>
(8) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 6.90% and the Class B Certificate rate is 13.41%.
<F9>
(9) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.05% and the Class B Certificate Rate is 13.54%.


Results of Operations

Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

Revenues

Revenues decreased to $10.2 million for the three months ended
September 30, 1997 from $13.7 million for the three months ended
September 30, 1996, a decrease of $3.5 million or 25.5%.

Gains or losses from Securitization Transactions. Gains from securitization transactions decreased to $2.9 million for the three months ended September 30, 1997 from $8.3 million for the three months ended September 30, 1996, a decrease of $5.4 million or 65.1%. The decrease in gains or losses from securitization transactions is a result of (i) the Company's current assumptions utilized in evaluating its retained interests in securitized receivables, which incorporate higher expected default rates over the life of the securitization trust and lower recovery rates on the underlying collateral, compared to the levels used in the comparable period a year ago and (ii) the decrease in finance contracts securitized during the three months ended September 30, 1997 to $87.3 million from $173.3 million in the three months ended September 30, 1996, a decrease of $86.0 million or 49.6%.

Quarterly, the Company revalues its retained interests in securitized receivables using estimated future experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. During the three months ended September 30, 1996 and 1997, the Company incurred $2.0 million and none, respectively, of, what management believes to be, permanent losses on its retained interests in securitized receivables portfolio. The cause of the permanent impairment was higher than expected default rates on the underlying finance contracts and recoveries.

Servicing Fee Income. Servicing fee income increased to $3.2 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996, an increase of $2.2 million or 220%. This increase is a result of the Company's servicing subsidiary operating in the 1997 period, when it was in its developmental stages in the comparable prior period.

Interest Income. Interest income decreased to $3.1 million for the three months ended September 30, 1997 from $4.1 million for the three months ended September 30,1996, a decrease of $1.0 million or 25.7%.
The decrease in interest income is attributed to the amount of non performing finance contracts in the finance contract portfolio. As of September 30, 1997 and 1996, finance contracts in the repossession process were $10.1 million and $4.0 million, respectively. Finance contracts held in the repossession process do not provide interest income to the Company. Furthermore, the servicing fee expenses, which reduces interest income, increased due to the higher volume of finance contracts in the repossession process.

Additionally, the Company recorded interest income of approximately $249,000 and $513,000 for the three months ended September 30, 1997 and 1996, respectively, on the lease portfolio, a decrease of approximatley $264,000. The decrease is attributedto the amortization in the lease portfolio.

Operating Expenses. Operating expenses increased to $13.8 million for the three months ended September 30, 1997 from $8.4 million for the three months ended September 30, 1996, an increase of $5.4 million or 64.3%.

Interest Expense. Interest expense increased to $3.4 million for the three months ended September 30, 1997 from $3.0 million for the three months ended September 30, 1996, an increase of $354,000 or 11.7%, as a result of the increased financing required to maintain the Company's operations. The increase in interest expense represents 6.5% of the total increase in operating expenses and is partially attributable to the Company s warehouse credit facilities, which are at fluctuating interest rates that ranged from 8.625% to 9.6875% for the three months ended September 30, 1997 compared to rate ranging from 9.4102% to 9.5156% for the three months ended September 30, 1996. The Company's monthly average outstanding balance on its warehouse credit facility decreased to $39.9 million for the three months ended September 30, 1997 from $54.5 million for the three months ended September 30, 1996. Approximately, $9.9 million of the Company's finance contracts owned are financed by notes payable at a fixed rate of 12%. The Company also incurred interest on notes payable and subordinated debt for the three months ended September 30, 1996 and 1997 at a 12% interest rate on a monthly average outstanding balance of $58.9 million for the three months ended September 30, 1997 compared to a monthly outstanding average balance of $31.3 million for the three months ended September 30, 1996.

Salaries and Other Employee Costs. Salaries and other employee costs increased to $6.0 million for the three months ended September 30, 1997 from $2.2 million for the three months ended September 30, 1996, an increase of $3.8 million or 169.9%. The Company's number of employees decreased to 334 at September 30, 1997 from approximately
350 employees at September 30, 1996. The number of employees at September 30, 1997 is after the Company's layoffs of approximately 50 employees which occurred at quarter end. The Company's servicing subsidiary, SST had an increase in employees of approximately 190 representing approximately $1.4 million of the increase. SST will continue to expand its operations in an effort to maintain the number of finance contracts per collector at levels acceptable to the Company. During the three months ended September 30, 1997, the Company recorded a charge and/or reserve allowances aggregating $425,000 relating to advances to executive officers that are either no longer due and payable to the Company or their collection is questionable due to the termination of such executives. The balance of the increase is attributable to decreases in the Company's ratios for capitalizing expenses relating to finance contracts originated in accordance with relevant accounting rules incurred to acquire finance contracts in the three months ended
September 30, 1997 from the comparable period a year ago.

Provision for Credit Losses. The provision for credit losses increased to $1.1 million for the three months ended September 30, 1997 from $536,000 for the three months ended September 30, 1996, an increase of $577,000 or 107.5%. The provision for credit losses for the three months ended September 30, 1996 includes an adjustment for $500,000 for recoveries of sales taxes paid on automobile finance contracts which became delinquent and/or defaulted. Exclusive of this adjustment, the provision for credit losses would have been substantially the same for the three month periods. The Company's provision for credit losses is affected by: (i) the Company's volume of finance contracts acquired; (ii) the increase in delinquent automobile finance receivables (as discussed below); (iii) the change in the Company's historical loss ratios; and (iv) the ratio of current finance contracts to non-current finance contracts at September 30, 1997 (70.4%) compared to September 30, 1996 (69.6%). These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid, sold or charged off) to 13.3% in 1997 from 5.4% in 1996. The Company maintains residual value insurance relating to its entire lease portfolio.

All Other Operating Expenses. All other operating expenses increased to $3.4 million for the three months ended September 30, 1997 from $2.6 million for the three months ended September 30, 1996, an
increase of $749,000 or 28.7%.   The significant components of the
increase in all other operating expenses are increases in professional fees and general and administrative expenses. Professional fees increased to $674,000 for the three months ended September 30, 1997 from $504,000 for the three months ended September 30, 1996, an increase of $170,000 (22.7% of the total increase) or 33.7% primarily due to increased legal fees incurred for defending the Company's on going litigation. In general, the Company's general and administrative expenses increased to support the Company's expanding loan servicing processing center (SST).

Taxes on Income. For the three months ended September 30, 1997, the Company recorded valuation allowance of $1.5 million (100% of the Company's tax benefit at an effective tax rate of 42%) as an adjustment to the income tax benefit relating to losses incurred in excess of previously earned income. A tax expense of $2.2 million was recorded by the Company for the three months ended September 30, 1996 (an effective tax rate of 44%). The change in effective tax rates is attributed to decreased state and local taxes.

Net (Loss) Income. The Company recognized a net loss of $3.6 million for the three months ended September 30, 1997. The net loss resulted from several factors including: (1) the decrease in gains or losses from securitization transactions because the Company's current assumptions utilized in evaluating its retained interest in securitized receivables reflect higher than expected default rates and lower recovery rates over the life of the securitization trust than those assumed in the comparable period a year ago, (2) the decrease in the amount of finance contracts securitized to $87.3 million for the three months ended September 30, 1997 from $173.3 million, a decrease of $86.0 million or 49.6%, (3) an increase in operating expenses to $13.8 million for the three months ended September 30, 1997 from $8.4 million for the three months ended September 30, 1996, an increase of $5.5 million or 65.0% and (4) a deferred tax asset valuation adjustment of $1.5 million taken on losses incurred in excess of previously earned income.

Financial Condition

Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment (including vehicles held in the repossession process) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

Automobile finance receivables, net of allowance for credit losses, increased to $65.9 million at September 30, 1997 from $34.7 million at June 30, 1997, an increase of $31.2 million or 89.9%. Finance contracts held for sale increased to $44.0 million at September 30, 1997 from $11.0 million at June 30, 1997 an increase of $33.0 million or 33.3%. Finance contracts held for investment decreased to $9.9 million at September 30, 1997 from $12.8 million at June 30, 1997, a decrease of $2.9 million or 22.9%. As of September 30, 1997, approximately 65.2% of finance contracts held for investment were in the repossession process. The increase was offset by an increase in the allowance for credit losses to $8.0 million at September 30, 1997 from $6.9 at June 30, 1997 and a decrease in automobile leases held for investment to $9.7 million at September 30, 1997 from $10.8 million at June 30, 1997, a decrease in the automobile leases of $1.1 million or 10.2%, primarily due to write offs, pay offs and normal amortization.

The number and principal balance of finance contracts held are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular monthly basis.

Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:

                                                            Three Months Ended
                                       Year Ended June 30,     September 30,
                                       ------------------   ------------------
                                               1997               1997
                                               ----               ----
                                               (dollars in thousands)
Beginning balance. . .                      $70,243             $33,330
Additions. . . . . . .                       13,709                   -
Amortization . . . . .                      (1,622)                (798)
Write downs. . . . . .                     (49,000)                   -

                                           --------             --------
Ending balance . . . .                     $33,330              $32,532
                                           =======              =======

Delinquency Experience

The following tables reflect the delinquency experience of finance contracts acquired, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:

                                      Finance Contract Portfolio

                                   At June 30,    At September 30,
                                  ------------   -----------------
                                       1997            1997
                                       ----            ----
                                        (dollars in thousands)
Principal balance
outstanding(1) .                   $813,055          $838,067
Number of finance
contracts outstanding (1). .         75,847            79,398
Delinquent loans
 31-59 days. . .                    $71,008    8.7%   $70,798     8.5%
 60-89 days  . .                     21,831    2.7%    23,817     2.8%
 90 days and over. . .                4,781    0.6%     2,807     0.3%
                                    -------    ----    ------     ----
  Total. . . . .                     97,620   12.0%    97,422    11.6%

Finance contracts in repossession
or bankruptcy(2) .                   69,485    8.5%    86,044    10.3%
                                     ------   -----    ------    ----
  Grand Total                      $167,105  20.5%   $183,466    21.9%
                                    =======  ====    ========    =====

<F1>
(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
<F2>
(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.

Credit Loss and Repossession Experience

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

If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 35th day of delinquency, the Company's collections department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions.
In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed automobile is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction, usually within 150 days of the repossession. The Company monitors vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and credit default insurance policy are then filed. The Company has experienced claim denials under these policies, which it is contesting. If it is unsuccessful in its efforts, the Company may experience an adverse financial impact. The Company reports the remaining deficiency as a net charge-off against the allowance for credit losses for automobile finance receivables owned by the Company. For finance contracts held in securitization trusts, charge-offs are accounted for in accordance with the underlying pooling and servicing agreements.

Because of the Company's limited operating history through the fiscal year ended June 30, 1996, its finance contract portfolio was unseasoned. Accordingly, delinquency and charge-off rates in the portfolio may not have fully reflected the rates that would apply when the average holding period for finance contracts in the portfolio is longer. In the quarter ended September 30, 1997, the Company's liquidated and defaulted receivables rate increased to 28.5% from 22.1% in the fiscal year ended June 30, 1997 and from 13.1% in the fiscal year ended June 30, 1996. Additionally, the Company's net charge-offs as a percentage of the average principal balance outstanding for the three months ended September 30, 1997 increased to 21.2% from 12.1% in the fiscal year ended June 30, 1997 and from 6.6% in the fiscal year ended June 30, 1996. The increase in default rates from June 30, 1997 to September 30, 1997 can be attributed to the change in the definition of a defaulted receivable in the purchase facility to 90 days delinquent from other pooling and servicing arrangements which define receivables defaulted at either 120 days or 180 days. The causes for the increase in the Company's net charge-off rate is due to the (i) increase in defaulted receivables, (ii) deterioration in the Company's recovery rates from the disposition of repossessed vehicles, and (iii) slower than expected settlement of credit default insurance claims. Without decreasing the delinquency and/or charge-off rates in the portfolio, the Company's ability to obtain credit or securitize its finance contracts would continue to have an adverse effect on the Company's results of operations and financial condition.

The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:

                                         Fiscal Year Ended      Three Months
                                             June 30,(*)    Ended September 30,
                                       -------------------- -------------------
                                         1996         1997           1997
                                        -----        -----          -----
                                               (dollars in thousands)
Average principal balance
  outstanding(1) . . . . . . .        $304,394       $624,341     $738,038
Balance of liquidated and defaulted
  receivables(2) . . . . . . .         $39,932       $138,008      $52,572
Recoveries (3) and (4) . . . .          16,039         46,952       12,056
                                       -------        -------      -------
Gross charge-off(5). . . . . .          23,893         91,056       40,516
Credit default insurance approvals (6)   3,849         15,611        1,409
                                       -------        -------      -------
Net charge-offs. . . . . . . .         $20,044        $75,445      $39,107
                                       =======        =======      =======
Liquidated and defaulted receivables
  as a percentage of average principal
  balance outstanding(7). . .            13.1%          22.1%        28.5%
Gross charge-offs as a percentage of
   average principal balance
   outstanding (7)                        7.6           14.6         22.0
Net charge-offs as a percentage of average
   principal balance outstanding (7) .    6.6           12.1         21.2

<F1>
(1) Arithmetic mean of beginning and ending outstanding principal balance, excluding defaulted receivables, of finance contracts acquired including those previously sold in securitization transactions.
<F2>
(2) Defaults recognized in accordance with the terms underlying the specific pooling and servicing agreements.
<F3>
(3) Includes proceeds from collateral liquidations, property insurance claims, rebates, borrowers and other sources.
<F4>
(4) Includes recoveries on liquidated and defaulted receivables recognized in prior periods.
<F5>
(5) Balance of liquidated and defaulted receivables minus recoveries.
<F6>
(6) Value of credit insurance approvals.
<F7>
(7) September 30, 1997 percentages are annualized.
<F8>
(8) The amounts and percentages for the fiscal years ended June 30, 1996 and 1997 have been restated from previously reported information to reflect the changes in definations and timing of defaulted receivables.


The Company has prepared analyses, based on its own credit experience and available industry data, to identify the relationship between finance contract delinquency and default rates at the various stages of a finance contract repayment term. The results of these analyses, which have been incorporated into the Company's methodology of determining gains from securitization transactions, suggest that the probability of a finance contract becoming delinquent or going into default is highest during the "seasoning period" that occurs between the sixth and the eighteenth month payment period from the acquisition date.

A greater portion of the Company's finance contract acquisition volume is expected to fall into the "seasoning period" described above, which may cause a rise in the overall finance contract portfolio delinquency and default rates, without regard to underwriting performance. Assuming no changes in any other factors that may affect delinquency and default rates, the Company believes this trend should stabilize or reverse when the volume of mature finance contracts (with lower delinquency and default rates) is sufficient to offset the total finance contract portfolio delinquency and default rates.

The Company believes delinquencies and losses can be partially mitigated by introducing stricter credit standards together with an in-house servicing and collection program. Accordingly, the Company dedicated approximately $3.0 million of its limited working capital in the fiscal year ended June 30, 1997 to the development and ultimate implementation of its own servicing company through its wholly owned subsidiary, SST. While SST was developing, the Company contracted for certain collection functions through a sub-servicing agreement with its third party servicer, ALFI.
Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio
(including securitized finance contracts) at such time.  In January
1997, SST began servicing a portion of the Company's finance contracts from the time of acquisition. As of March 1997, SST was awarded the servicing on all of the Company's finance contracts simultaneously with their acquisition. By the end of May 1997, SST was servicing approximately 76.9% of the Company's managed finance contract portfolio. SST does not perform any servicing on the Company's lease portfolio. The Company continues to perform collection functions under its sub-servicing agreement with ALFI on 22.5% of the remaining finance contracts serviced by ALFI. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability. On November 10, 1997, the Company agreed in principle, subject to certain creditors and shareholder approval, to sell all of its stock of its wholly owned subsidiary, SST.
The Company intends to continue tho have SST service its finance contracts. (See "Liquidity and Capital Resources").

The Company does not record its provision for credit losses based on a percentage of the Company's finance contract portfolio outstanding because percentages can be favorably affected by large balances of recently acquired finance contracts. The Company utilizes actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis. The Company s goal is to complete the liquidation process as quickly as possible. The Company has experienced delays in liquidating its repossessed vehicles caused by events at its servicers, custodians and trustees in providing a perfected title to the Company's liquidating agents. It is currently working with these parties to improve the title tracking processes. Upon receipt of the perfected title, the Company's re-marketing group can schedule the vehicle to be liquidated, typically within five business days. All repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage.

Liquidity and Capital Resources

The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts pending disposition, primarily through securitization and (ii) cash held from time to time in restricted spread accounts to support securitizations and other securitization expenses. The Company also uses material amounts of cash for operating expenses and debt service. The Company has operated on a negative cash flow basis and experienced a $48.1 million loss in the fifteen month period ended September 30, 1997.
The Company has funded its negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and most recently, the sale of SST, its servicing subsidiary. There can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to implement its business plan and to reach break even. If these resources are not available on terms acceptable to the Company, the Company may have to further curtail operations which may result in a new restructuring plan or in discontinuing its operations.

The Company's external capital resources primarily consist of its $75.0 million warehouse credit facility line and the Company's $1.0 billion purchase facility. When the Company securitizes finance contracts through its Purchase Facility, it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitization, making such portion available for future borrowing.
The terms under the purchase facility provide the Company with a monthly securitization strategy. In the three months ended September
30, 1997, the Company completed two securitizations aggregating $87.3 million under the terms of the purchase facility. Since establishing the Purchase Facility in March 1997, the Company has sold an aggregate amount of $476.6 million and expects to securitize monthly. There can be no assurances that transactions under the Purchase Facility will be successfully completed. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets through securitization, whole loan sale or other exit strategies. In addition, the Company has been able to borrow against its retained interests in securitized receivables to provide liquidity. To further enhance the Company's liquidity, its wholly owned subsidiary, SST, began its servicing operations. As a servicer of the Company's finance contracts sold in the securitization process, SST receives its fee for services rendered to the respective trusts directly from those trusts prior to any other distributions.
As servicer for the finance contracts held for sale and held for investment, the Company has reduced its overall cost to service these finance contracts, thus enhancing its liquidity.

On November 10, 1997, the Company agreed in principle, subject to certain creditor and shareholder approval, to sell all of the stock of its wholly owned subsidiary, SST, for $7.0 million to a related entity of III Finance. The Company received a downpayment aggregating $2.0 million, $800,000 on November 10, 1997 and $1.2 million on November 14, 1997, and will receive the remaining $5.0 million upon the transaction closing. With this sale, the Company has retained an option, to be exercised at the Company s discretion, to repurchase the stock of SST for the sale price, plus accretion at the annual rate of
5%, on or before December 31, 1998.    Upon approval and closing, the
$5.0 million balance of the proceeds of this sale will enhance the Company s liquidity and operating capital position. It is anticipated that the sale of SST will be completed in the first quarter of calendar 1998. SST will continue to service the Company's finance contracts subsequent to the sale. The Company does not expect to record a gain on this transaction unless the repurchase option expires unexercised. The Company expects to consolidate the results of SST's operations until the repurchase agreement expires. Furthermore, under the proposed terms, positive cash flows, if any, from the operations of SST will be available to pay down amounts owed under notes payable.

The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                       1996        1997
                                                      ------      -----

                                                   (dollars in thousands)
Net cash used in operating activities(1) . . . .   ($11,972)   ($34,506)
Net cash (used in) provided by investing
  activities(2). . . . . .                           (3,473)        506
Net cash provided by financing activities. . . .     14,728      32,689
                                                   ---------    --------
Net decrease  in cash and cash
  equivalents. . . . . . .                            ($717)   ($1,311)
                                                   =========   ========

<F1>
(1) Includes net cash used in acquisition of automobile finance contracts of ($13,632) in the three months ended September 30, 1996 and ($29,996) in the three months ended September 30, 1997
<F2>

(2) Includes net cash (used in) provided by warehouse credit facilities of ($7,684) in the three months ended September 30, 1996 and $35,175 in the three months ended September 30, 1997

Net cash used in operating activities primarily represents cash flows utilized to support the Company's acquisition of finance contracts, including amounts representing capitalized acquisition costs, net of cash proceeds of sales, including through securitizations, and repayments from automobile finance receivables. The cash used to acquire finance contracts is generated primarily by financing activities under the Company's warehouse credit facilities.

Another source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which is expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due investors in the securitizations. These amounts were $12.1 million and none for the three months ended September 30, 1996 and 1997, respectively. The Company's current assumptions utilized in evaluating its retained interests in securitized receivables, incorporate higher expected default rates over the life of the securitization trust and lower recovery rates on the underlying collateral resulting in immaterial amounts of unrealized gains, if any at all. During the three months ended September 30, 1996 and 1997, the Company received cash proceeds of $643,000 and $798,000 respectively, from its retained interests in securitized receivables which were utilized in meeting its debt repayment requirements under the related financing agreements.

Other non-cash adjustments include depreciation and amortization, which amounted to $277,000 and $250,000 for the three months ended September 30, 1996 and 1997, respectively; and provision for credit losses, which amounted to $536,000 for the three months ended September 30, 1996 and $1.1 million for the three months ended September 30, 1997. The Company also incurred non-cash charges of $2.0 million for the three months ended September 30, 1996 for write downs on retained interests in securitized receivables with no such charge in the current period.

To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $14.5 million for the three months ended September 30, 1996 ($2.0 million under a subordinated debt agreement) and no such borrowings for the three months ended September 30, 1997. The notes payable (excluding $2.0 million secured by SST's building and certain of its machinery and equipment with a fair value of $2.4 million) are secured by retained interests in securitized receivables (created in the Company's automobile finance contract securitizations), finance contracts acquired prior to March 1, 1997 and all assets of the Company not otherwise encumbered. A portion of the principal payments were made from the Company's proceeds received from pay downs on such assets which amounted to $643,000 and $798,000, respectively, in the three months ended September 30, 1996 and 1997. The remaining principal payments of $6.5 million and $1.6 million in the three months ended September 30, 1996 and 1997, respectively, were made either from borrowings under other similar available lines or from the Company's then available operating cash.

The Company's cash flows and results of operations may be affected adversely by rising interest rates. The Company's warehouse credit facilities are at floating rates of interest, and increases in rates cannot immediately be passed on to consumers, whose finance contracts are at fixed rates of interest. In addition, rising interest rates result in a decrease in the Company s net spreads on securitization transactions, thereby decreasing future projected cash flows from retained interests in securitized receivables. Furthermore, the Company s discount rate utilized in determining its borrowing base may also rise, decreasing the amount available to borrow. Moreover, interest rates charged by the Company may be more significantly affected by factors other than prevailing interest rates, most notably geographic distribution and varying state interest rate limitations.

In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the trust as a form of credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the three months ended September 30, 1996 and 1997, the Company received $643,000, and $798,000 respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the Trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the Trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable Trust. In addition, certain of the Agreements required the Company to deposit additional cash into the Trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the three months ended September 30, 1996 the Company paid additional cash contributions to certain Reserve Funds of $2.4 million.

The purchase facility includes a commitment from III Finance for the purchase of $350.0 million of trust certificates. The Certificates are backed by the Company's finance contracts and are unrated. The purchase facility is supported by the $75.0 million warehouse line. As of September 30, 1997, the Company securitized an aggregate amount of $476.3 million in four securitization transactions. Future securitizations under the Purchase Facility ($523.7 million as of September 30, 1997) are subject to customary conditions and are uncommitted. The Purchase Facility provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold, generally on a monthly basis, into the Purchase Facility.

The Company's $75.0 million warehouse line supporting the purchase facility, provides the Company with a two year (expiring the sooner of March 13, 1999 or an event of default as defined thereunder) warehouse line bearing interest at LIBOR plus 3% from the date the loan is made with borrowing limits of the lesser of $75.0 million or the sum of (A) 100% of the outstanding principal amount of finance contracts and (B) the lesser of 90% of the outstanding principal amount of non-conforming finance contracts (which percentages are reduced to 80%

and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts. Proceeds from borrowings under this warehouse facility may be used for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines.
On November 21, 1997, the Company received a temporary increase in tis $75.0 million warehouse line of $5.0 million providing it with $80.0 million in its warehouse line expiring on December 5, 1997. The Company expects to sell approximately $67.0 million of finance contracts by the expiration date of the extension. After the completion of the sale, the Company will have approximately $11.0 million outstanding under its $75.0 million warehouse line.

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

The Company has approximately $226.0 million available under its $533.0 million Securitization Facility with Greenwich Capital Markets, Inc. ("Greenwich"). The fulfillment of the remaining commitment is subject to customary conditions. Currently, the Company does not meet these customary conditions and has not securitized under the Securitization Facility since September 1996. In October 1996, as a result of credit deterioration in the Company's finance contract portfolio, the Company experienced a "Portfolio Event" under the subordinated debt agreement. The Company and Greenwich have since restructured the $5.0 million subordinated debt agreement. The term of the loan was extended for four years from the date of closing of the Debenture (described below), the interest rate decreased to 12.0% per annum, payable monthly and the Company paid down the debt to $4.0 million. Additional terms of the agreement provide for lowering the strike price on warrants issued from $6.50 to as low as $4.00, contingent on achieving certain levels of auto loan servicing placed
by Greenwich with the Company.   On November 10, 1997, Greenwich
converted its $4.0 million of subordinated debt into $4.0 million of equity with substantially the same terms as the conversion of the Debenture except that $2.0 million is convertible into common stock at $2.00 per share. Had these conversions of debt to equity occurred prior to the Company's the three months ended September 30, 1997, the Company's net worth would have been approximately $10.6 million.

For the fiscal years ended June 30, 1995, 1996 and 1997 and for the three months ended September 30, 1997, the Company securitized approximately $119.3 million, $432.4 million , $565.3 million and $86.3 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. In some securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold, in the form of whole finance contract sales, approximately $35.1 million of automobile finance contracts and used part of the proceeds to pay down borrowings under its warehouse credit facilities.

In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through Rothschild, Inc. The Company sold an aggregate of approximately $148.4 million of automobile receivables into this facility. In October 1996, the Company experienced the occurrence of certain performance-related events within this facility. As a result, under the terms of the facility (i) the Company was required to cease future funding to this facility and (ii) the amount of the required reserve has been increased and the facility will capture all payments otherwise due to the Company with respect to its retained interest in excess spread cash flows until the required reserve is filled. As a result, the Company will not receive any excess spread cash flows from this facility for some time. Additionally, MBIA Insurance Corporation ("MBIA"), a guarantor of principal and interest to the Class A note holders under this facility, retains the right at any time to require early amortization of the Class A notes from cash flows generated by the collateral sold into the facility. If MBIA chooses to require early amortization, the event could have an additional material adverse affect on cash flows available to the Company and on the valuation of the retained interest in securitized receivables carried on the books of the Company relating to this facility.

In May 1997, the Company sold $21.3 million of subordinated debentures (the "Debenture"). The Debenture was purchased for $20.0 million and is convertible into 8% non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to $2.00 per common share. (The Debenture was converted into Series D
Preferred Shares, described below).   The Debenture had a term of
seven years and a coupon rate of twelve percent (12%) per annum. Approximately $16.1 million of the proceeds of the Debenture were utilized to repay existing debt. The Debenture and the Preferred shares, into which the Debenture were convertible, were redeemable at anytime by the Company for cash.

On October 16, 1997, the holders of the Debenture converted the Debenture into non-voting Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Shares"). The Series D Preferred Shares has a 12.75% dividend and a redemption value of approximately $21.1 million, and is convertible into common stock at $1.26 per share (a total of 16,751,412 shares of common stock).

On November 10, 1997, as described above, the Company's holders of its $4.0 million subordinated debt, converted the debt into Cumulative Preferred Stock ("Series E and F Preferred Shares"). The debt, with a face value of $4.0 million and an interest rate of 12% was converted into 2,000 shares each of Series E and F Preferred Shares with a 12.0% dividend and a redemption value of $4.0 million. The Series E Preferred Shares are convertible into common stock at $1.26 per share and the Series F Preferred Shares are convertible into common stock at $2.00 per share.

The Company is currently implementing its strategic business plan, which includes rebuilding the Company's equity; reducing debt burden as well as the related expense; enhancing operating capital, restructuring operations and administrative functions to achieve efficiencies, reducing operating expenses, introducing new products and services and restructuring existing products and enhancing credit
management processes.   Management believes that cash flows from
operations, the sale of SST, the Purchase Facility and its warehouse credit facilities, along with the conversion of the Company's Debenture and the $4.0 million subordinated debt into equity, should assist the Company in meeting its near-term funding and operational needs. The Company will have raised operating capital of approximately $7.0 million with the ultimate sale of SST ($2.0 million received as of November 14, 1997 with the balance of $5.0 million to be received upon closing of the sale) and believes it needs at least another $3.0 million in order to implement its strategic business
plan.   The Company is requesting its lender to allow the Company to service the debt through the cash flows arising from the underlying collateral thus relieving the Company of approximately $3.8 million in annual payments and allowing the funds to be utilized to support
operations and the restructuring.   Management believes that if the
Company is successful in implementing its strategic business plan, the Company will have the ability to repurchase the stock of SST. In the event the Company does not elect to repurchase SST, the cash flows generated from operations are most likely to be utilized to support the Company's operations, which may include accelerated paydowns in its then outstanding debt. Additionally, the Company operates in a capital intensive industry and on a negative cash flow basis. Any inability to access its lines of credit as a result of changes in its financial condition, or otherwise, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurances that the Company will be successful in raising the necessary capital, alleviate its liquidity problems and restore its operations. If the Company is unsuccessful in its efforts, it will be unable to meet its obligations, and will not be able to continue as a going concern.


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

PART II.   OTHER INFORMATION


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - Not Applicable

(a)  Not Appicable

(b) - (c) On October 16, 1997, III Finance Ltd. and The High Risk Opportunities Hub Fund Ltd., the holders of $21,333,333 principal amount at maturity of 12% Exchangable Subrodinated Noted due 2004 of the Aegis Auto Finance, Inc. (the "Notes"), exchanged the Notes for non-voting Class D Convertible Preferred Stock of the Company (the "Class D Preferred").
The Class D Preferred has a 12.7518% dividend rate and a redemption value of approximately $21.1 million. On November 12, 1997, Greenwich Capital Financial Products, Inc. ("Greenwich"), the holder of $4 million of subordinated debt of the Company issued pursuant to a Credit Agreement dated May 16, 1996 between the Company, as borrower, certain of its subsidiaries, as guarantors, and Greenwich, as lender, exchanged such debt for $2 million redemption value of each of the Comapny's non-voting Class E Redeemable Preferred Stock and non-voting Class F Redeemable Preferred Stock, each carrying a dividend rate of 12% (respectively, the "Class E Preferred" and the "Class F Preferred").

The Certificates of Designation, Preferences and Rights for the Class D Preferred, the Class E Preferred and the Class F Preferred create classes of securities which rank prior to the Company's common stock, par value $.01 per share (the "Common Stock"), as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, as to divivends.

Each of these transactions was exempt from registration pursuant to Section 4(1) of the Securities Act of 1933, as amended. Each holder of a share of Class D Preferred, Class E Preferred or Class F Preferred is entitled to cause the Company to redeem such stock, in which event the Company has the option (i) to issue to such redeeming holder Common Stock of the Company valued at $1.26 per share in the case of the Class D Preferred and Class E Preferred or $2.00 per share in the case of the Class F Preferred, in each case having an aggregate value eual to the preferred stock's redemption value, or (ii) to pay the redeeming holder in cash the current market value, of the Common Stock that would have been issued under clause (i). In addition, the Company has the right, at its option, to redeem the Class D Preferred, the Class E Preferred and the Class F Preferred for cash equal to such stock's redemption value, in which case it must also issue to the holder warrants to purchase that number of shares of Commn Stock that would have been issued pursuant to clause (i) of the preceeding sentence for an aggregate exercise price equal to the redemption value of the preferred stock being redeemed. If the Class D Preferred, Class E Preferred and Class F Preferred were all presented for redemption by the holders, and the Company elected to issue Common Stock in respect of such redemptions, the Company would issue approximately 16.75 million, 1.59 million and 1.0 million shares of Common Stock, respectively, representing 48.67%, 9.19%, and 5.35% of Common Stock, giving effect in each case only to the redemption of such class of preferred stock.


Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. (a) Exhibits -
                                                                 Page
Exhibit No.                    Description                        No.

3.6         Certificate of Designation, Preferences, and Rights
            of Class D Redeemable Preferred Stock of The Aegis
            Consumer Funding Group, Inc.
3.6.1       Certificate of Amendment of Certificate of Designation,
            Preferences, and Rights of Class D Redeemable Preferred
            Stock of The Aegis Consumer Funding Group, Inc.
3.7         Certificate of Amendment of Certificate of Designation,
            Preferences, and Rights of Class E Redeembale Preferred
            Stock of The Aegis Consumer Funding Group, Inc.
3.8         Certificate of Amendment of Certificate of Designations,
            Preferences, and Rights of Class F Redeembable Preferred
            Stock of The Aegis Consumer Funding Group, Inc.
10.95.5     Registration Rights Agreement dated as of November 10, 1997 by and between The Aegis Consumer Funding Group, Inc. and
            Greenwich Capital Financial Products, Inc.
10.95.6     Securities Purchase Agreement dated as of November 10,
            1997 by and among The Aegis Consumer Funding Group, Inc.,
            and Greenwich Capital Financial Products, Inc.
10.107.3.1  Amendment No. 1 to Registration Rights Agreement dated as of
            November 10, 1997 by and between The Aegis Consumer Funding
            Group, Inc., III Finance Ltd., and the High Risk Opportunities
            Hub Fund Ltd.
10.107.2.1  Agreement dated October 16, 1997 by and between The Aegis
            Consumer Funding Group, Inc., III Finance., and The High Risk
            Opportunities Hub Fund Ltd.
27          Financial Data Schedule


      (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  November 26, 1997  By: /s/ Dina L. Penepent
                            ------------------------------------
                             Dina L. Penepent
                             Chief Financial Officer,
                             Executive Vice-President and
                             Secretary
                             Signing on behalf of the registrant
                             and as principal financial and
                             accounting officer.