Form 10-Q
period 1997-12-31
AEGIS CONSUMER FUNDING GROUP INC
filed 1998-03-16
CIK 932278

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________


                         Commission File Number 0-25714

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                             22-3008867
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


200 North Cobb Parkway, Suite 428, Marietta, Georgia                   30062
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (770) 281-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes [X] No [ ].

         As of March 11, 1998, 30,000,000 shares of the issuer's common stock were outstanding.

                     THE AEGIS CONSUMER FUNDING GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                      Page
PART I.  FINANCIAL INFORMATION                                                                         No.
Item 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Unaudited):
                  Consolidated Condensed Statements of Financial Condition -
                     December 31, 1997 and June 30, 1997.......................................        3

                  Consolidated Condensed Statements of Operations - three and six
                     months ended December 31, 1997 and 1996...................................        4

                  Consolidated Condensed Statements of Cash Flows - six
                     months ended December 31, 1997 and 1996...................................        5

                  Notes to Consolidated Condensed Financial Statements.........................        6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS................................................................        10


PART II. OTHER INFORMATION
Item 1.           Legal Proceedings............................................................       N/A
Item 2.           Changes in Securities........................................................        26
Item 3.           Defaults upon Senior Securities..............................................        27
Item 4.           Submission of Matters to a Vote of Security Holders..........................       N/A
Item 5.           Other information............................................................        27
Item 6.           Exhibits and Reports on Form 8-K.............................................        27

SIGNATURES.....................................................................................        28
EXHIBIT INDEX..................................................................................        29

PART I.         FINANCIAL INFORMATION:

Item 1.  Consolidated Condensed Financial Statements

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
            Consolidated Condensed Statements of Financial Condition
                                   (unaudited)


                                                                                    December 31,        June 30,
                                                                                       1997              1997
Cash and cash equivalents                                                        $    2,797,795  $     4,492,591
Automobile finance receivables, net                                                  26,627,444       34,654,507
Retained interests in securitized receivables                                        20,321,644       33,329,946
Other assets, including fixed assets                                                 10,000,277       11,005,696
                                                                                  -------------  ---------------

                                                                                 $   59,747,160  $    83,482,740
                                                                                 ==============  ===============

                 Liabilities and Stockholders' Equity (Deficit)

Warehouse credit facilities                                                     $    19,637,067  $    17,407,004
Notes payable                                                                        33,968,509       36,812,869
Advances on proposed sale of SST                                                      2,950,000                -
Accounts payable and accrued expenses                                                11,460,451       15,808,781
                                                                                ---------------  ---------------

      Total liabilities                                                              68,016,027       70,028,654
                                                                                ---------------  ---------------

Subordinated debentures, net                                                                 --       24,031,746
                                                                                ---------------  ---------------

Stockholders' equity (deficit):
Common stock, $.01 par value; 30,000,000
      shares authorized; 17,677,217 shares
      issued and outstanding                                                            176,772          176,772
Preferred stock, $0.10 par value; 2,000,000 shares
      authorized:
  Series C, 1,100 shares designated; 920 shares
    issued; 106 shares outstanding                                                           11               11
  Series D, 21,350 shares designated; 21,107 shares
    issued and outstanding                                                                2,110                -
  Series E, 2100 shares designated; 2000 shares
    issued and outstanding                                                                  200                -
  Series F, 2100  shares designated; 2000 shares
    issued and outstanding                                                                  200                -
Paid-in capital                                                                      47,449,704       22,303,034
Retained deficit since date of
  recapitalization (March 1, 1992)                                                  (55,897,864)     (33,057,477)
                                                                                ---------------  ---------------

  Total stockholders' equity (deficit)                                               (8,268,867)     (10,577,660)
                                                                                ---------------  ---------------

                                                                                $     59,747,160 $    83,482,740
                                                                                ================ ================

                                       THE AEGIS CONSUMER FUNDING GROUP, INC.
                                   Consolidated Condensed Statements of Operations
                                                     (unaudited)

                                                            Three months ended                Six months ended
                                                               December 31,                      December 31,
                                                           1997              1996             1997              1996
                                                     ---------------   ---------------  ---------------  ---------------
Revenues:
Servicing fee income                               $     3,010,327   $             -  $     6,781,374   $             -
Fees and commissions earned                                 14,411            23,987           46,782            70,542
Gains (losses) from securitization transactions          2,697,576          (577,793)       5,610,941         9,771,326
Write down of retained interests in
   securitized receivables                             (11,461,787)      (29,000,000)     (11,461,787)      (31,000,000)
Interest income                                          2,323,815         6,961,086        5,379,001        12,175,510
Other income                                               279,881            60,306          770,763           138,985
                                                   ---------------   ---------------  ---------------   ---------------
                                                        (3,135,777)      (22,532,414)       7,127,074        (8,843,637)
                                                   ----------------  ---------------  ---------------   ---------------
Operating expenses:
Salaries and other employee costs                        4,051,060         1,908,489       10,042,077         4,439,833
Provision for credit losses                              3,862,949         6,043,350        4,975,658         6,579,525
Interest expense                                         2,477,590         4,214,327        5,844,943         7,227,800
Other expenses                                           5,730,026         2,806,842        9,083,583         5,099,895
                                                   ---------------   ---------------  ---------------   ---------------
                                                        16,121,626        14,973,008       29,946,261        23,347,053
                                                   ---------------   ---------------  ---------------   ---------------

Net loss before income tax benefit                     (19,257,403)      (37,505,422)     (22,819,187)      (32,190,690)
Income tax benefit                                               -       (10,606,120)               -        (8,427,030)
                                                   ---------------       -----------  ---------------   ---------------

Net loss                                           $   (19,257,403)  $   (26,899,302) $   (22,819,187)  $   (23,763,660)
                                                   ===============   ===============  ===============   ================

Net loss available to common stockholders          $   (19,257,403) $    (26,957,780) $   (22,819,187) $    (23,897,183)
                                                   ================  ===============  ================  ================


Basic and Diluted Earnings Per Share               $         (1.09)  $         (1.68) $         (1.29)  $         (1.50)
                                                   ================  ================ ================  =================

Weighted Average Number of Shares Used
  In the Calculation of Basic and Diluted
  Earnings Per Share                                    17,677,217        16,066,631       17,677,217        15,923,853
                                                   ===============   ===============  ===============   ===============

                                      THE AEGIS CONSUMER FUNDING GROUP, INC.
                                 Consolidated Condensed Statements of Cash Flows
                                   Six months ended December 31, 1997 and 1996
                                                   (unaudited)

                                                                                    1997                    1996
                                                                             ------------------      ---------------
Cash flows from operating activities:
    Net loss                                                               $      (22,819,187)     $    (23,763,660)
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Amortization and depreciation expense                                           479,446               534,143
      Write off of leasehold improvements                                             453,100                     -
      Provision for credit losses, net                                              4,975,658             6,579,525
      Unrealized gains on securitization transactions                                      -            (12,109,339)
      Write down of retained interests in securitized receivables                  11,461,787            31,000,000
      (Increase) decrease in automobile finance receivables portfolio               4,147,640          (177,992,496)
       (Increase) decrease in other assets                                            864,919            (2,028,142)
      Increase (decrease) in accounts payable and accrued expenses                 (4,348,330)            6,540,387
      Decrease in income taxes payable                                                      -            (9,188,444)
                                                                           ------------------      -----------------

      Net cash used in operating activities                                        (4,784,967)         (180,428,026)
                                                                           ------------------      ----------------

Cash flows from investing activities:

   Distributions from retained interests in securitized receivables                 1,546,515             1,735,129
   Additional payments to securitized receivable trusts                                    -             (3,099,659)
   Acquisition of fixed assets                                                       (792,047)           (2,771,438)
                                                                           -------------------     -----------------

         Net cash provided by (used in) investing activities                          754,468            (4,135,968)
                                                                           ------------------      ----------------

Cash flows from financing activities:
   Proceeds from borrowings under warehouse credit facilities                     161,022,588           403,297,298
   Repayment of borrowings under warehouse credit facilities                     (158,792,525)         (222,281,263)
   Proceeds from subordinated debt                                                          -            20,167,467
   Proceeds from borrowings under notes payable                                             -           (17,186,942)
   Repayment of borrowings under notes payable                                     (2,844,360)            5,000,000
   Proceeds from advances on proposed sale of SST                                   2,950,000                     -
   Purchase of treasury stock                                                              -               (340,000)
                                                                           ------------------      -----------------
         Net cash provided by financing activities                                  2,335,703           188,656,560
                                                                           ------------------      ----------------

Net (decrease) in cash and cash equivalents                                        (1,694,796)            4,092,566

Cash and cash equivalents, beginning of period                                      4,492,591             3,090,624
                                                                           ------------------      ----------------

Cash and cash equivalents, end of period                                   $        2,797,795      $      7,183,190
                                                                           ==================      ================

Supplemental disclosures of cash flow information:
  Cash paid during the period:
      Interest                                                             $        4,813,627      $      4,586,897
                                                                           ==================      ================

      Income taxes                                                         $           50,125      $         98,300
                                                                           ==================      ================

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to interim accounting disclosure rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. This quarterly report should be read in conjunction with such Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the Standards for calculating earnings per share ("EPS") previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS excludes the dilutive effects of stock options and certain non-vested Incentive Stock Options. Diluted EPS for the Company will reflect all potential dilutive securities (similar to fully diluted EPS under Accounting Principles Board Opinion No. 15).

2. COMPANY OPERATIONS AND LIQUIDITY

As reflected in the accompanying statement of financial condition as of December 31, 1997 and the consolidated condensed statement of operations for the six months then ended, the Company has suffered substantial losses during such periods and, accordingly, substantial reductions in stockholders' equity. These negative financial trends have resulted primarily from (i) material increases in delinquencies and losses on owned and managed finance contracts acquired since the Company's inception and, to a lesser extent, (ii) one time charges relating to the consolidation of the Company's operations and relocation of administrative functions to Marietta, Georgia.

As a result of increasingly high rejection rates and backlog in risk default insurance claims processing by the Company's insurance provider, the Company's expected receipts from retained interests in securitized receivables has been reduced or delayed. Furthermore, the Company is facing severe liquidity problems due to the lack of committed operating capital.

In October and November 1997, III Finance Ltd. ("III Finance"), High Risk Opportunities Fund Ltd. ("HRO") and Greenwich Capital Financial Products, Inc. converted their subordinated debentures of the Company to preferred stock of the Company. The conversion of debt to equity reduces the Company's annual debt service requirements by approximately $3.0 million. Payment of preferred stock dividends, if any, are subject to the approval of the Board of Directors. See
Note 5.

In November 1997, the Company entered into negotiations to sell the stock of its servicing subsidiary, Systems & Services Technologies, Inc. ("SST"), for $7.0 million to Adams, Viner & Mosler, Ltd. and III Associates (collectively referred to as the "Purchasers"), subject to shareholder approval. The Company received advances on the sale of SST totaling $2.95 million through December 31, 1997. In connection with the sale, the Company has a repurchase option, expiring on December 31, 1998, to repurchase SST for $7.0 million plus a 5% premium. See
Note 6.

To further address liquidity problems, the Company is executing its strategic business plan to (1) reduce operating overheads and expenses through consolidation of operations, (2) develop and implement new products and fee based services to enhance operating revenues, and (3) complete the sale of its interest in SST. Further, the Company is working closely with its funding source, III Finance, to ensure continued funding for new originations and to sustain continued operations. See Note 3.

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

3.  WAREHOUSE AND OTHER CREDIT FACILITIES

Through December 31, 1997, the Company securitized an aggregate amount of $543.3 million in seven securitization transactions under its $1.0 billion purchase facility. Future securitizations under the purchase facility ($456.7 million as of December 31, 1997) are subject to customary conditions and are uncommitted. The purchase facility provides for initial financing through the Company's $75.0 million warehouse line as the finance contracts are acquired and subsequently sold into the purchase facility.

As of December 31, 1997, the Company was in technical default of net worth covenants under its $75 million warehouse line and its Retained Yield Line ("RTY") Financing provided by III Finance. On February 26, 1998, the warehouse line was reduced to $50 million and the Company obtained waivers of such defaults for all of its facilities with III Finance through March 31, 1998. See
Note 6.

A lease line with III Finance expired December 31, 1997 with approximately $5.2 million outstanding. The Company is currently negotiating extending the maturity date of that facility through December 31, 1998.

4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company.

5.  CAPITAL STOCK

On October 16, 1997, III Finance and HRO converted $21.3 million of the Company's 12% convertible subordinated debenture (the "Debenture") into $21.1 million of the Company's 12.75% non-voting Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Shares"). The Series D Preferred Shares are redeemable at the holder's option, in which event the Company may pay the holders in common stock at $1.26 per share or in cash.

On November 10, 1997, the remaining subordinated debt holder, Greenwich Capital Financial Products, Inc., converted $4.0 million of subordinated debt of the Company into $4.0 million of Cumulative Preferred Stock of the Company ("Series E and F Preferred Shares"). The debt was converted into 2,000 shares each of Series E and F Preferred Shares with a 12.0% dividend and a redemption value of $4.0 million. The Series E Preferred Shares are redeemable at the holders option, in which event the Company may pay the holders in common stock at $1.26 per share or in cash and the Series F Preferred Shares are redeemable at the holder's option into common stock at $2.00 per share or in cash.

See Note 6 with the respect to conversion of Series C Preferred Stock into common shares. No warrants that were issued and outstanding at December 31, 1997 have been exercised as of February 27, 1998.

6.  SUBSEQUENT EVENTS

On January 13, 1998, HRO, with III Offshore Advisors acting as investment advisor, converted 85 shares of the Company's Series C Preferred Stock into 12,322,783 shares of Common Stock at a conversion price of $0.7968 per share. According to HRO's Schedule 13-D filing, HRO directly owns 13,135,987 shares of the Company's common stock and, through HRO's ownership of the 21 remaining outstanding shares of the Company's Series C Preferred Stock, indirectly owns an additional 3,047,700 shares of the Company's common stock.

On January 28, 1998, the Company executed a Stock Purchase Agreement for the sale of the stock of SST. During the period January 1, 1998 through February 27, 1998, the Company has received additional down payments under the Stock Purchase Agreement of $3.1 million (a total of $6.05 million since entering into preliminary negotiations for the sale of SST in November 1997). Under the terms of the Agreement, the Company is restricted from utilizing any net cash flow of SST from and after the effective date of the Agreement (provided that the sale Agreement is ratified by stockholders approval) until the repurchase option is exercised.

As a result of the Company's inability to satisfy The Nasdaq Stock Market's minimum bid requirement of $1.00 per share, or its alternative test of $4.0 million in net tangible assets and $3.0 million in market value of public float, the Company's stock was delisted from Nasdaq effective at the close of business on Friday, February 5, 1998. The Company retains the right to apply to be relisted on Nasdaq should the Company satisfy Nasdaq's listing requirements.

As of December 31, 1997, the Company was in technical default under its $75 million warehouse line and its RTY Financing provided by III Finance for failing to meet certain net worth requirements. On February 26, 1998 the warehouse line was reduced to $50 million and the Company obtained waivers of net worth covenants for all of its facilities with III Finance through March 31, 1998. In connection with the waiver, III Finance agreed to allow the Company to incur a shortfall of what the Company owes III Finance on its monthly pay-downs, not to exceed $500,000.

 7.   PRO FORMA INFORMATION

As discussed in Notes 2 and 6, the Company entered into an Agreement for the sale of the stock of SST. The accompanying pro forma condensed statement of financial condition and condensed statement of operations gives effect to the transaction as if it had occurred as of June 30, 1997 and the repurchase option had expired unexercised It has been assumed that the proceeds from the sale have been used to reduce liabilities.

              Pro Forma Condensed Statement of Financial Condition
                                December 31, 1997
                                 (in thousands)

                                                           As Reported       Pro Forma
                                                           (Unaudited)      (Unaudited)

          Assets                                            $ 59,747         $ 55,044
                                                            ========         ========

          Liabilities                                         68,016           60,442
          Stockholders' equity (deficit)                    $ (8,269           (5,398)
                                                            --------         --------
          Total liabilities and stockholders' equity        $ 59,747         $ 55,044
                                                            =========        ========
          (deficit)

                                    Pro Forma Condensed Statement of Operations
                                        Six Months Ended December 31, 1997
                                                  (in thousands)


                                                                   As Reported             Pro Forma
                                                                   (Unaudited)            (Unaudited)
          Revenues                                            $           7,127      $              439
          Expenses                                                       29,946                  25,563
                                                              -----------------      ------------------
          Net income(loss) before gain                        $         (22,819)     $          (25,124)
            On sale of SST stock
          Gain on sale of SST stock                                           -                   2,871
                                                              -----------------      ------------------
          Net income (loss)                                   $         (22,819)     $          (22,253)
                                                              =================      ==================

          Basic and Diluted Earnings Per Share                $          (1.29)      $            (1.26)
                                                              ================-      ==================


Pro forma  information  related to the period  ended  December  31, 1996 was not
considered   relevant  as  SST's   operations  were  in  the  process  of  being
established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results Of Operations contain "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in fiscal year ending June 30, 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements.

The following discussion and analysis of financial condition and results of operations of the Company relates to the six months and three months ended December 31, 1997 and 1996 and should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this quarterly report. The unaudited results for the three and six months ended December 31, 1997 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview

The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992 through December 31, 1997, the Company has acquired approximately $1.37 billion of finance contracts, of which $1.19 billion have been securitized in twenty-four offerings of asset-backed securities.

The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.

                                                 For the Quarters Ended

                                    Dec. 31,  Mar. 31,  June 30,  Sept. 30,   Dec. 31,    Mar. 31,  June 30,  Sept. 30,   Dec 31,
                                      1995      1996      1996      1996       1996        1997      1997      1997       1997
                                      ----      ----      ----      ----       ----        ----      ----      ----       ----
                                                               (dollars in thousands)
Number of finance contracts
  acquired during period......         8,190    10,569    12,037     15,401     14,584     8,992     8,745     8,724     2,874
Average finance contract balance       $12.2     $12.4     $12.4     $12.3      $12.3      $12.6     $12.6     $12.8     $12.7
Aggregate value of finance
  contracts acquired during period  $100,582  $128,781  $149,612   $190,843   $179,933  $110,580  $110,485  $112,044   $36,417
Gains from securitization
  transactions(1)(2)..........      $  7,424  $ 12,759  $ 10,824   $ 10,349   $   (578) $  5,979  $  5,797  $  2,913   $ 2,698
Gains from whole loan sales...      $     64  $    111  $    290         -          -   $     37         -         -         -
Net interest (expense) income.      $  1,021  $    546  $    993   $  2,129   $  2,747  $  2,894  $  1,931  $   (312)  $  (154)
Revenue(3)(4).................      $  6,946  4 10,341  $ 11,916   $ 10,675   $(26,747) $  4,765  $ (5,291) $  6,886   $(5,613)
Finance contracts securitized
  during period...............        85,368   130,138   149,274   173,258       4,870   238,393   148,814    87,316    66,974
Finance contracts sold during
  period......................         1,801     2,752     2,250         -          -     15,000         -         -         -
Servicing portfolio(at period
   end)(5)....................       287,481   401,704   500,694   645,551     759,304   783,757   813,055   838,067   874,685(6)

----------
(1)  Excludes gains from whole loan sales of finance contracts.
(2) The quarters ended December 31, 1995 through December 31, 1997 are before write downs of $3.1 million, $1.5 million, $3.5 million, $2.0 million, $29.0 million, $4.4 million,$13.6 million,$0, and $11.5 million respectively, taken on prior retained interests in securitized receivables.
(3) Revenue is net of interest expense and includes the write-downs on retained interests in securitized receivables.
(4) The quarter ended March 31, 1997 has been restated to reflect a $4.4 million write down on retained interests in securitization receivables resulting from a correction of an error discovered in the Company's valuation model, relating to such quarter, during the valuation process for the June 30, 1997 quarter.
(5) Through September 1997, excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.
(6) Includes all finance contracts except those considered inactive, fully liquidated, having balances less than $1,000 or where default insurance has been rejected or paid.

Revenues

The Company's primary sources of revenues consist of three components: gains from securitization transactions, servicing fees and interest income.

Gains or Losses from Securitization Transactions and Write-Downs on Retained Interest in Securitized Receivables. The Company warehouses the finance contracts it acquires and periodically sells them to a trust, which in turn sells asset-backed securities to investors. By securitizing its finance contracts, the Company is able to lock in the difference ("gross spread") between the annual rate of interest paid by the consumer ("APR") on the finance contracts acquired and the interest rate on the asset-backed securities sold ("Certificate Rate"). When the Company securitizes its finance contracts, it may record a gain or loss from securitization transactions and, if appropriate, establish an asset referred to as retained interest in securitized receivables.

Gains or losses from securitization transactions are equal to (i) the retained interest, if any, in the securitized receivables, (ii) the difference between the net proceeds from the securitization and the cost (including the cost of Vender's Single Interest Insurance Policy ("VSI Policy") and credit default premiums ("RDI") to the Company) of the finance contracts sold, and (iii) reserve funds, if required.

During the six months ended December 31, 1997, the Company did not record any additions to retained interest in securitized receivables.

The Company reviews on a quarterly basis the retained interest in securitized receivables. If actual experience differs from the Company's assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against earnings (See "Results of Operations"). Because the Company's current assumptions utilized in evaluating its retained interest in securitized receivables incorporate (i) market discount rates, (ii) expected default rates over the life of the securitization trust,
(iii) expected prepayments by the obligors, and (iv) expected recovery rates on the underlying collateral, and differ from the original assumptions, the Company sustained large write downs in prior recordings of retained interest in securitized receivables.

As of December 31, 1997, the market discount rate utilized in determining the retained interest in securitized receivables was based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company's prepayment assumptions are based primarily on the age of the portfolio of finance contracts and prior prepayment history. The Company bases its default assumptions on anticipated losses after considering the performance characteristics of the Company's finance contract portfolio to date. The Company's default assumptions are based on estimated repossession rates, anticipated proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company's RDI insurance.

Increasingly high insurance claim rejection rates and a backlog in RDI claims processing by the Company's insurance provider has resulted in shortfalls to the trusts which in turn has caused a shortfall in the release to the Company of retained interests that the Company had anticipated receiving.

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

Interest Income. Interest income consists of: (i) interest income earned on finance contracts, (ii) interest income earned on leases (the Company ceased funding leases in the quarter ended September 30, 1995), (iii) the accretion of finance contract acquisition discounts net of related capitalized costs and (iv) the amortization of capitalized costs net of origination discounts for leases. Other factors influencing interest income during a given fiscal period include
(a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse credit facilities prior to securitization, (c) the length of time such finance contracts are funded by the warehouse credit facilities prior to securitization, and (d) defaults on finance contracts owned by the Company. Finance contract acquisition growth has a significant impact on the amount of interest income earned by the Company.

The following table provides information for each of the Company's rated securitizations:

                                                Weighted
                                    Remaining   Average    Weighted                                                Retained
                                    Balance at  Finance     Average                                               Interest in
                         Original    Dec.  31,  Contract   Certificate   Current  Gross            Net            Securitized
Securitization           Balance       1997     Rate(1)      Rate(1)     Ratings  Spread(1)(2)   Spread(1)(3)     Receivables (13)
--------------           -------       ----     -------      -------     -------  ------------   ------------     ----------------
                                              (dollars in thousands)
Aegis Auto Receivables
  Trust,
Series:
1994-A............        $18,539     $1,495     20.28%      7.74%       A+ (4)   12.54%           8.70%            $380
1994-2............         23,251      2,965     19.82       8.04        A+ (4)   11.78            8.12              720
1994-3............         21,000(5)   3,560     19.66       9.46        A+ (4)   10.20            6.46            1,040
1995-1............         21,000(5)   4,363     20.41       8.60        A+ (4)   11.81            8.46            1,070
1995-2............         54,000(5)  13,747     19.94       7.16        A+ (4)   12.78            8.98            4,240
1995-3............         60,000(5)  17,992     20.04       7.09        A+ (4)   12.95           10.12            5,210
1995-4............         70,000(5)  23,639     19.88       6.65        B- (4)   13.23           10.41            7,480
1996-1............         92,000(5)  35,647     20.13       8.44(6)        (7)   11.69            8.89                -
1996-2............        105,000(5)  48,278     20.10       8.93(8)        (9)   11.17            8.40                -
1996-3............        110,000(5)  59,015     20.20       8.82(10)      (11)   11.40            8.75                -
Aegis Auto
Owners Trust.......       148,347     67,312     20.14       6.53          (12)   13.61           10.87                -

----------
(1)   Percentages as of closing date.
(2) Difference between the Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the "Weighted Average Certificate Rate").
(3) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly fees and annualized issuance costs that include underwriting fees and hedging gains or losses, if any.
(4)   Indicates ratings by Duff & Phelps.
(5) Includes prefunded amounts which were transferred to the related trust by the end of the quarter for 1995-1, 1995-2, 1995-3, 1995-4, 1996-1, 1996-2,
      1996-3 and by the first week of the next quarter for 1994-3.
(6) The Weighted Average Certificate Rate is composed of the following: the Class A certificate rate is 8.39%, the Class B certificate rate is 7.86% and the Class C certificate rate is 12.14%.
(7) The 1996-1 Securitization has Class A Notes rated CCC by Duff & Phelps and B by Fitch; Class B Notes rated CCC by Duff & Phelps and CCC by Fitch and Class C Notes rated CCC by Duff & Phelps and CCC- by Fitch.
(8) The Weighted Average Certificate Rate is composed of the following: the Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%.
(9) The 1996-2 Securitization has Class A notes rated CCC by Duff & Phelps and CCC+ by Fitch; Class B notes rated CCC by Duff and Phelps and CC+ by Fitch and Class C notes rated CCC by Duff & Phelps and CC by Fitch.
(10) The weighted average Certificate Rate is composed of the following: the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.
(11) The 1996-3 Securitization has Class A notes rated CCC by Duff & Phelps and B- by Fitch; Class B notes rated CCC by Duff & Phelps and CC+ by Fitch and Class C notes rated CCC by Duff & Phelps and CC by Fitch.
(12) The Owner Trust Facility has Class A notes rated AAA by Standard & Poor's and Aaa by Moody's and Class B certificates rated Ba1 by Moody's.
(13) The sum of the retained interest in securitized receivables in the above table is $20.14 million which excludes approximately $180,000 of retained interests relating to transactions entered into prior to 1994.

The   following   table   provides   information   for  each  of  the  Company's
securitization under its $1.0 billion purchase facility:


                                                    Weighted
                                       Remaining     Average      Weighted
                                       Balance at    Finance      Average
                           Original      Dec. 31,    Contract     Certificate   Gross             Net
    Securitization         Balance        1997       Rate(1)       Rate(1)     Spread (1)(2)   Spread(1)(3)
---------------------     --------        ----       -------       -------    -------------    ------------

1997-1............         $238,693     $148,453     20.43%         9.5%(4)       10.93%         8.46%
1997-2............           37,163       25,505     20.67          9.75(5)       10.92          8.48
1997-3............           38,475       28,522     20.73          9.53(6)       11.20          8.81
1997-4............           74,721       57,314     20.40          9.38(7)       11.22          8.62
1997-5............           48,128       40,719     20.6           9.18(8)       11.39          8.91
1997-6............           39,189       35,314     20.5           9.32(9)       11.17          8.69
1997-7............           66,974       64,766     20.4           9.06(10)      11.34          8.55

----------
(1)  Percentages as of closing date.
(2) Difference between the Weighted Average APR on finance contracts and the Weighted Average Certificate Rate.
(3) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee fees.
(4) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.3% and the Class B Certificate rate is 13.73%
(5) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.5% and the Class B Certificate rate is 13.9%.
(6) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.25% and the Class B Certificate rate is 13.8%.
(7) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.1% and the Class B Certificate Rate is 13.6%.
(8) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 6.90% and the Class B Certificate rate is 13.41%.
(9) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.05% and the Class B Certificate Rate is 13.54%.
(10) The weighted average Certificate is composed solely of the Class A Certificate except for 1997-7 in which a single Class A Certificate was issued.

Results of Operations

Six Months  Ended  December 31, 1997  Compared To Six Months Ended  December 31,
1996

Revenues. As described below under "Gains or Losses from Securitization Transactions," "Write Downs of Retained Interest in Securitized Receivables," "Servicing Fee Income" and "Interest Income," revenues increased to $7.1 million for the six months ended December 31, 1997 from ($8.8) million for the six months ended December 31, 1996, an increase of $15.9 million.

Gains or Losses from Securitization Transactions. Gains from securitization transactions were $5.6 million for the six month period ended December 31, 1997 compared with $9.8 million for the six months period ended December 31, 1996.

Write Downs of Retained Interest in Securitized Receivables. The Company revalues its retained interests in securitized receivables quarterly using anticipated future experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. The write down of retained interests in securitized receivables during the six month period ended December 31, 1997 is a result of the Company's current assumptions utilized in evaluating its retained interests in securitized receivables, which incorporate higher discount and expected default rates over the life of the securitization trust, lower recovery rates on the underlying collateral and higher prepayment rates than expected, compared to the levels used in the comparable period a year ago. Write downs of retained interests in securitized receivables were $11.5 million for the six-month period ended December 31, 1997 compared with $31.0 million in the prior year.

Servicing Fee Income. Servicing fee income was $6.7 million for the six months ended December 31, 1997 compared with no servicing fee income for the six months ended December 31, 1996. This increase is a result of the Company's servicing subsidiary, SST, operating in the 1997 period; SST was in its developmental stages in the comparable prior period.

Interest Income. Interest income decreased to $5.4 million for the six months ended December 31, 1997 from $12.2 million for the six months ended December 31, 1996, a decrease of $6.8 million or 55.7%. The decrease in interest income is attributed to (i) the lower average amount of loans held for securitization for the six months ended December 31, 1997 as compared to the same period in 1996, and (ii) the increase in the number of non performing finance contracts in the finance contracts portfolio.

In addition, the Company recorded interest income of approximately $412,000 and $733,000 for the six months ended December 31, 1997 and 1996, respectively, on the lease portfolio, a decrease of approximately $321,000. The decrease is attributed to the amortization in the lease portfolio.

Operating Expenses. Operating expenses increased to $29.9 million for the six months ended December 31, 1997 from $23.3 million for the six months ended December 31, 1996, an increase of $6.6 million or 28.3%. The increase in operating expenses was primarily driven by (i) one time charges of $2.4 million relating to the consolidation of operations and relocation of the Company's administrative functions to Marietta, Georgia, and (ii) a $5.6 million increase in Salaries and Employee Costs primarily attributable to the operation of SST which was in formation during the comparable period in 1996.

Interest Expense. Interest expense decreased to $5.8 million for the six months ended December 31, 1997 from $7.2 million for the six months ended December 31, 1996, a decrease of $1.4 or 19.4%, as a result of the decreased financing required to maintain loans held for securitization in the Company's warehouse facilities due to lower loan origination volumes. The decrease in interest expense is primarily attributable to the Company's warehouse credit facilities, which had a lower monthly average outstanding balance and interest rates during the most recent six-month period.

Salaries and Other Employee Costs. Salaries and other employee costs increased to $10.0 million for the six months ended December 31, 1997 from $4.4 million for the six months ended December 31, 1996, an increase of $5.6 million or 127.2%. The increase is attributable primarily to the growth in the employee base at SST to support its expanding operations.

Provision for Credit Losses. The provision for credit losses decreased to $5.0 million for the six months ended December 31, 1997 from $6.6 for the six months ended December 31, 1996, a decrease of $1.6 million or 24.2%. The current provision for credit losses is affected by: (i) the Company's volume of finance contracts acquired; (ii) the increase in delinquent automobile finance receivables (as discussed below); and (iii) the change in the Company's historical loss ratios. These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet.

All Other Operating Expenses. All other operating expenses increased to $9.1 million for the six months ended December 31, 1997 from $5.1 million for the six months ended December 31, 1996, an increase of $4.0 million or 78.4 %. The significant components of the increase in all other operating expenses include $2.4 million of restructuring charges related to the move of the Company's administrative offices to Marietta, Georgia and one-time severance and other employee costs, and a $900,000 write off of capitalized costs related to certain of the Company's financing arrangements. In addition, the Company's general and administrative expenses increased to support the Company's expanding loan servicing processing center (SST).

Taxes on Income. For the six months ended December 31, 1997 and 1996, the Company recorded no income tax expenses or benefits.

Net (Loss) Income. The Company recognized a net loss of $22.8 million for the six months ended December 31, 1997. The net loss resulted from several factors including: (i) a write down of $11.5 million in retained interest in securitized receivables; (ii) a $2.4 million dollar charge related to the move of the Company's facilities to Marietta, Georgia, (iii) a $900,000 write off of capitalized costs related to certain of the Company's financing arrangements and
(iv) operating losses incurred while the Company rebuilds its finance contract volume.

Three Months Ended December 31, 1997 Compared To Three months ended December 31, 1996

Revenues. As described below under "Gains or Losses from Securitization Transactions," "Write Downs of Retained Interest in Securitized Receivables," "Servicing Fee Income" and "Interest Income," revenues before write downs on retained interests in securitized receivables increased $1.8 million to $8.3 million for the three month period ended December 31, 1997 compared with the prior year.

Gains or Losses from Securitization Transactions. Gains from securitization transactions were $2.7 million for the three month period ended December 31, 1997 compared with a loss of $600,000 for the three month period ended December 31, 1996.

Write Downs of Retained Interest in Securitized Receivables. The Company revalues its retained interests in securitized receivables quarterly using estimated future experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. The write down of retained interests in securitized receivables during the three month period ended December 31, 1997 is a result of the Company's current assumptions utilized in evaluating its retained interests in securitized receivables, which incorporate higher discount and expected default rates over the life of the securitization trust, lower recovery rates on the underlying collateral and higher prepayment rates compared to the levels used in the comparable period a year ago. Write downs of retained interests in securitized receivables were $11.5 million for the three-month period ended December 31, 1997 compared with $29.0 million in the prior year.

Servicing Fee Income. Servicing fee income increased to $3.0 million for the three months ended December 31, 1997 from no revenues for the three months ended December 31, 1996. This increase is a result of the Company's servicing subsidiary, SST, operating in the 1997 period; SST was in its developmental stages in the comparable prior period.

Interest Income. Interest income decreased to $2.3 million for the three months ended December 31,

1997 from $7.0 million for the three months ended December 31, 1996, a decrease of $4.7 million or 67.1%. The decrease in interest income is attributed to (i) the lower average amount of loans held for securitization for the three month period ended December 31, 1997 as compared to the same period in 1996 resulting in lower interest income, and (ii) the increase in the number of non performing finance contracts in the finance contracts portfolio.

In addition, the Company recorded interest income of approximately $163,000 and $220,000 for the three months ended December 31, 1997 and 1996, respectively, on the lease portfolio, a decrease of approximately $57,000. The decrease is attributed to the amortization in the lease portfolio.

Operating Expenses. Operating expenses increased to $16.1 million for the three months ended December 31, 1997 from $15.0 million for the three months ended December 31, 1996, an increase of $1.1 million or 7.3%. The increase in operating expenses was primarily driven by one-time charges of $2.4 million relating to the restructuring of the Company, consolidation of operations and relocation of the Company's administrative functions to Marietta, Georgia.

Interest Expense. Interest expense decreased to $2.5 million for the three months ended December 31, 1997 from $4.2 million for the three months ended December 31, 1996, a decrease of $1.7 million or 40.5%, as a result of the decreased financing required to maintain loans held for securitization in the
Company's warehouse facilities due to lower loan origination volumes and more efficient securitization processes. The decrease in interest expense is primarily attributable to the Company's warehouse credit facilities, which had a lower monthly average outstanding balance and interest rates during the three-month period ended December 31, 1997.

Salaries and Other Employee Costs. Salaries and other employee costs increased to $4.0 million for the three months ended December 31, 1997 from $1.9 million for the three months ended December 31, 1996, an increase of $2.1 million or 110.5%. The increase is attributable primarily to the growth in the employee base at SST to support its expanding operations.

Provision for Credit Losses. The provision for credit losses decreased to $3.9 million for the three months ended December 31, 1997 from $6.0 for the three months ended December 31, 1996, a decrease of $2.1 million or 35.0%. The current provision for credit losses is affected by: (i) the Company's volume of finance contracts acquired; (ii) the increase in delinquent automobile finance receivables; and (iii) the change in the Company's historical loss ratios. These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet.

All Other Operating Expenses. All other operating expenses increased to $5.7 million for the three months ended December 31, 1997 from $2.8 million for the three months ended December 31, 1996, an increase of $2.9 million or 103.6 %. The significant components of the increase in all other operating expenses include $2.4 million of restructuring charges related to the move of the Company's administrative offices to Marietta, Georgia and a $900,000 write off of capitalized costs related to certain of the Company's financing arrangements. In addition, the Company's general and administrative expenses increased to support the Company's expanding loan servicing processing center (SST).

Taxes on Income. For the three months ended December 31, 1997, the Company recorded no income tax expenses or benefits. The Company recorded a tax benefit of $10.6 million, net of a $5.1 million valuation adjustment, for the three months ended December 31, 1996.

Net (Loss) Income. The Company recognized a net loss of $19.3 million for the three months ended December 31, 1997. The net loss resulted from several factors including: (i) a write down of $11.5 million in retained interest in securitized receivables; (ii) a $2.4 million adjustment for costs related to the move of the Company's facilities to Marietta, Georgia, (iii) a $900,000 write off of capitalized costs relating to certain of the Company's financing arrangements and (iv) operating losses incurred while the Company rebuilds its finance contract volume.

Financial Condition

Automobile Finance Receivables, Net. Automobile finance receivables consist of finance contracts held for sale, finance contracts held for investment (including vehicles held in the repossession process) and the Company's lease portfolio. The Company ceased originating lease contracts in the first quarter of its 1996 fiscal year.

Automobile finance receivables, net of allowance for credit losses, decreased to $26.6 million at December 31, 1997 from $34.7 million at June 30, 1997, a decrease of $8.1 million or 23.3%. Automobile finance contracts decreased to $26.2 million at December 31, 1997 from $30.4 million at June 30, 1997, a decrease of $4.2 million or 13.6%. Automobile leases decreased to $8.9 million at December 31, 1997 from $11.2 million at June 30, 1997, a decrease of $2.3 million or 20.5%. The allowance for credit losses increased to $8.5 million at December 31, 1997 from $6.9 million at June 30, 1997, an increase of $1.6 million or 23.2%. The increase in reserve for credit losses can be attributed to management's current view of aged receivables and the likelihood of collection.

Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:


                                                            Year Ended                      Three Months Ended
                                                             June 30,                September 30,        December 31,
                                                                1997                    1997                  1997
                                                                ----                    ----                   ----
                                                                            (dollars in thousands)
Beginning balance........................               $          70,243       $          33,330  $           32,532
Additions................................                          13,709                      -                    -
Amortization.............................                          (1,622)                   (798)               (748)
Write downs..............................                         (49,000)                      -             (11,462)
                                                        -----------------       -----------------  ------------------
Ending balance...........................               $          33,330       $          32,532  $           20,322
                                                        =================       =================  ==================

Delinquency Experience

The following  tables reflect the  delinquency  experience of finance  contracts
acquired,   including   those   sold  in  whole   finance   contract   sales  or
securitization, by the Company at the dates shown:

                                                              Finance Contract Portfolio
                                                           At December 31,       At June 30,
                                                               1997                 1997
                                                               ----                 ----
                                                                (dollars in thousands)
Principal balance
outstanding ..................                            $874,685(3)               $813,055(1)
                                                          --------                  --------
Number of finance
contracts outstanding....                                   86,848(3)                 75,847(1)
Delinquent loans
 31-59 days...................                             $87,769      10.0%        $71,008     8.7%
 60-89 days ..................                              33,544       3.8%         21,831     2.7%
 90 days and over.............                              21,449(4)    2.5%          4,781     0.6%
                                                            ------     ------         ------     ----
  Total.......................                             142,762      16.3%         97,620    12.0%
Finance contracts in repossession
or bankruptcy.................                             174,720(5)   20.0%         69,485(2)  8.5%
                                                           -------     ------        -------     ----
  Grand Total                                             $317,482      36.3%       $167,105    20.5%
                                                          ========     ======       ========    =====

__________________________
(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.
(3) Includes all finance contracts except those considered inactive, fully liquidated, have balances less than $1,000, or where risk default insurance has been rejected or paid.
(4) At December 31, 1997, includes delinquent loans in the 90 to 120 days category (see (5) below).
(5) At December 31, 1997, this amount represents contracts in bankruptcy and delinquent loans more than 120 days.

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

If a delinquency exists and default is deemed inevitable or the collateral is in jeopardy, the Company's collections department will initiate appropriate collection efforts that may include repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed automobile is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction, usually within 150 days of the repossession. The Company monitors vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract. Loss deficiency claims under the VSI Policy and credit default insurance policy are appropriately filed.

The Company has experienced claim denials under the RDI policies, which it is contesting. If it is unsuccessful in its efforts, the Company may experience an adverse financial impact. The Company reports the remaining deficiency as a net charge-off against the allowance for credit losses for automobile finance receivables owned by the Company. For finance contracts held in securitization trusts, charge-offs are accounted for in accordance with the underlying pooling and servicing agreements.

Through the fiscal year ended June 30, 1996, its finance contract portfolio was unseasoned. Accordingly, delinquency and charge-off rates in the portfolio may not have fully reflected the rates that would apply when the average holding period for finance contracts in the portfolio is longer. In the quarter ended December 31, 1997, the Company's liquidated and defaulted receivables rate increased to 33.4% from 22.1% in the fiscal year ended June 30, 1997 and from 13.1% in the fiscal year ended June 30, 1996. Additionally, the Company's net charge-offs as a percentage of the average principal balance outstanding for the three months ended December 31, 1997 increased to 23.2% from 12.1% in the fiscal year ended June 30, 1997 and from 6.6% in the fiscal year ended June 30, 1996. The increase in default rates from June 30, 1997 to December 31, 1997 can be attributed to the change in the definition of a defaulted receivable in the purchase facility to 90 days delinquent from other pooling and servicing arrangements which define receivables defaulted at either 120 days or 180 days. The causes for the increase for the Company's net charge-off rate is due to the
(i) increase in defaulted receivables, (ii) deterioration in the Company's recovery rates from the disposition of repossessed vehicles, and (iii) slower than expected settlement of credit default insurance claims. Without decreasing the delinquency and/or charge-off rates in the portfolio, the Company's ability to obtain credit or securitize its finance contracts would continue to have an adverse effect on the Company's results of operations and financial condition.

The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:

                                                                 Fiscal Year Ended             Six Months
                                                                     June 30,(*)           Ended December 31,
                                                               ----------------------      ------------------
                                                                  1996         1997               1997
                                                               ----------   ---------           --------
                                                                            (dollars in thousands)
Average principal balance
  outstanding(1)......................................          $304,394    $624,341            $719,955
Balance of liquidated and defaulted
  receivables(2)......................................           $39,932    $138,008            $120,330
Recoveries (3) and (4)................................            16,039      46,952              28,275
                                                                  ------      ------              ------
Gross charge-off(5)...................................            23,893      91,056              92,055
Credit default insurance approvals (6)................             3,849      15,611               8,600
                                                                   -----      ------               -----
Net charge-offs.......................................           $20,044     $75,445             $83,455
                                                                 =======     =======             =======

Liquidated and defaulted receivables
   as a percentage of average principal
   balance outstanding(7).............................           13.1%         22.1%              33.4%
Gross charge-offs as a percentage of
   average principal balance outstanding (7)..........            7.6          14.6               25.6
Net charge-offs as a percentage of average
   principal balance outstanding (7)..................            6.6          12.1               23.2

----------
(1) Arithmetic mean of beginning and ending outstanding principal balance, excluding defaulted receivables, of finance contracts acquired including those previously sold in securitization transactions.
(2) Defaults recognized in accordance with the terms underlying the specific pooling and servicing agreements.
(3) Includes proceeds from collateral liquidations, property insurance claims, rebates, borrowers and other sources.
(4) Includes recoveries on liquidated and defaulted receivables recognized in prior periods.
(5)  Balance of liquidated and defaulted receivables minus recoveries.
(6)  Value of credit insurance approvals.
(7)  December 31, 1997 percentages are annualized.
(*) The amounts and percentages for the fiscal years ended June 30, 1996 and 1997 have been restated from previously reported information to reflect the change in definition and timing of defaulted receivables.

The Company has prepared analyses, based on its own credit experience and available industry data, to identify the relationship between finance contract delinquency and default rates at the various stages of a finance contract repayment term. The results of these analyses, which have been incorporated into the Company's methodology of determining gains and losses from securitization transactions, suggest that the probability of a finance contract becoming delinquent or going into default is highest during the "seasoning period" that occurs between the sixth and the eighteenth month payment period after the acquisition date.

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

The Company believes delinquencies and losses can be partially mitigated by introducing stricter credit standards together with improved processes. During the fiscal year ended June 30, 1997, the Company dedicated approximately $3.0 million of working capital to the development and implementation of its own servicing company through its wholly owned subsidiary, Systems and Services Technology, Inc. ("SST"). While SST was developing, the Company contracted for certain collection functions through a sub-servicing agreement with its third party servicer, American Lenders Facility, Inc.("ALFI"). Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio (including securitized finance contracts) at such time. In January 1997, SST began servicing a portion of the Company's finance contracts from the time of acquisition. As of March 1997, SST was awarded the servicing on all of the Company's finance contracts simultaneously with their acquisition. By the end of May 1997, SST was servicing approximately 76.9% of the Company's managed finance contract portfolio. SST does not perform any servicing on the Company's lease portfolio. The Company continues to perform collection functions under its sub-servicing agreement with ALFI on 22.5% of the remaining finance contracts serviced by ALFI. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability. On November 10, 1997, the Company agreed in principle subject to approval by the stockholders and certain creditors of the Company, to sell up to all of the outstanding stock of its wholly owned subsidiary, SST. The Company intends to continue to have SST service its finance contracts. (See "Liquidity and Capital Resources").

With respect to the Company's owned portfolio, the Company does not record its provision for credit losses based on a percentage of the Company's finance contract portfolio outstanding because percentages can be favorably affected by large balances of recently acquired finance contracts. The Company utilizes actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis. The Company's goal is to complete the liquidation process as quickly as possible. The Company has experienced delays in liquidating its repossessed vehicles caused by events at its servicers and custodians in providing a perfected title to the Company's liquidating agents. It is currently working with these parties to improve the title tracking processes. Upon receipt of the perfected title, the Company's re-marketing group can schedule the vehicle to be liquidated, typically within five business days. All repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage.

Liquidity and Capital Resources

The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts pending disposition, primarily through securitization, (ii) cash held from time to time in restricted spread accounts to support securitization and other securitization expenses, and (iii) cash required to operate its servicing operations. The Company also uses material amounts of cash for operating expenses and debt service. The Company has operated on a negative cash flow basis and experienced a $67.5 million loss in the eighteen-month period ended December 31, 1997. The Company has funded its negative operating cash flows principally through borrowings from financial institutions, sales of equity securities and most recently, advances in connection with the proposed sale of SST, its servicing subsidiary (subject to stockholder approval). There can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to implement its business plan and to operate on a positive cash flow basis. If these resources are not available on terms acceptable to the Company, the Company may have to further curtail operations that may result in a new restructuring plan or in discontinuing its operations.

The Company's external capital resources primarily consist of its $75.0 million warehouse credit facility ($50 million effective February 26, 1998) and the Company's $1.0 billion purchase facility. When the Company securitizes finance contracts through its purchase facility, it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitization, making such portion available for future borrowing. The terms under the purchase facility provide the Company with a periodic securitization strategy. In the six months ended December 31, 1997, the Company completed 3 securitizations totaling $154.3 million under the terms of the purchase facility. Since establishing the purchase facility in March 1997, the Company has sold an aggregate amount of $543.3 million and expects to securitize finance contracts periodically during the year. There can be no assurances that transactions under the purchase facility will be successfully completed. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets through securitization, whole loan sale or other exit strategies. In addition, the Company, in the past, had been able to borrow against its retained interests in securitized receivables to provide liquidity. To further enhance the Company's liquidity, its wholly owned subsidiary, SST, began its servicing operations. As a servicer of the Company's finance contracts sold in the securitization process, SST receives its fee for services rendered to the respective trusts directly from those trusts prior to any other distributions. As servicer for the finance contracts held for sale and held for investment, the Company has reduced its overall cost to service these finance contracts, thus enhancing its liquidity.

The Company executed a Stock Purchase Agreement (the "Agreement"), dated as of January 28, 1998, for the sale of the outstanding stock of its servicing subsidiary, SST, for $7.0 million to Adams, Viner & Mosler, Ltd., and III
Associates (collectively referred to as the "Purchasers"), subject to stockholder approval. The Agreement grants the Company the option to repurchase SST at any time on or before December 31, 1998, for $7.0 million plus a 5% premium. Under the terms of the Agreement, the Company is restricted from utilizing any net cash flow of SST from and after the effective date of the Agreement (provided that the Agreement is ratified by Company's stockholders) until the repurchase option is exercised. The Company had received advances on the sale of SST of $2.95 million as of December 31, 1997. The Company has subsequently received additional advances totaling $3.1 million through February 27, 1998. It is expected that SST will continue to service the Company's finance contracts subsequent to the sale. The Company does not expect to record a gain on this transaction unless and until the consummation of the sale, pursuant to the terms of the Agreement.

The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:

                                                                           Six Months Ended December 31,
                                                                             1996                    1997
                                                                     -------------------     ------------------
Net cash used in operating activities                                $      (180,428,026)    $      (4,784,967)
Net cash (used in) provided by investing activities                           (4,135,968)              754,468
Net cash provided by financing activities                                    188,656,560             2,335,703
                                                                     -------------------     -----------------
Net increase (decrease) in cash and cash equivalents                 $         4,092,566     $      (1,694,796)
                                                                     ===================     =================


Net cash used in operating activities primarily represents cash flows utilized to support the Company's on-going operations which include (i) the acquisition of finance contracts (including capitalized acquisition costs), net of cash proceeds of sales (including through securitization and repayments from automobile finance receivables), (ii) costs to maintain its production, marketing, re-marketing and collection activities, and (iii) in the case of the six months ended December 31, 1997, the costs of relocating the Company's headquarters from New Jersey to Georgia. The source of cash used to acquire finance contracts is generated primarily by financing activities under the Company's warehouse credit facilities.

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

In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a trust which, in turn, sells securities to investors. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the six months ended December 31, 1996 and 1997, the Company received $1.74 million and $1.55 million respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the Trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the Trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable Trust. In addition, certain of the Agreements required the Company to deposit additional cash into the Trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the six months ended December 31, 1996 the Company paid additional cash contributions to certain Reserve Funds of $3.1 million and none for the period ended December 31, 1997.

The purchase facility includes a commitment from III Finance for the purchase of $350.0 million of trust certificates. The Certificates are backed by the Company's finance contracts and are unrated. The $75.0 million warehouse line ($50 million as of February 26, 1998) supports the purchase facility. As of December 31, 1997, the Company securitized an aggregate amount of $543.3 million in seven securitization transactions under its $1 billion purchase facility. Future securitizations under the purchase facility ($456.7 million as of December 31, 1997) are subject to customary conditions and are uncommitted. The purchase facility provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold, generally on a monthly basis, into the purchase facility.

The Company's current $50.0 million warehouse line supporting the purchase facility, provides the Company with a two year (expiring the sooner of March 13, 1999 or an event of default as defined thereunder) warehouse line bearing interest at LIBOR plus 3% from the date the loan is made with borrowing limits of the lesser of $50.0 million or the sum of (A) 100% of the outstanding principal amount of finance contracts and (B) the lesser of 90% of the outstanding principal amount of non-conforming finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $1.0 million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts. Proceeds from borrowings under this warehouse facility may be used for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. Proceeds from borrowings under this warehouse facility may be used for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. Concurrent with the closing of the warehouse line in March 1997, the Company's warehouse credit facility for originating lease transactions was amended to reduce it from $50 million to the then outstanding balance and no additional borrowing is allowed under the facility. In addition, the Company had a $50.0 million warehouse credit facility with III Finance dedicated to the purchase of HUD Title I Loans which expired in November 1997.

As of December 31, 1997, the Company was in technical default of net worth covenants under its $75 million warehouse line and its Retained Yield Line ("RTY") Financing provided by III Finance. On February 26, 1998, the warehouse line was reduced to $50 million and the Company obtained waivers for such defaults on all of its facilities with III Finance through March 31, 1998.

The lease line with III Finance expired January 3, 1998. The Company is currently negotiating extending the term of the lease warehouse facility through December 31, 1998.

For the fiscal year ended June 30, 1997 and for the six months ended December 31, 1997, the Company securitized approximately $565.3 million and $154.3 million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities.

On October 16, 1997, the holders of the Debenture converted the Debenture into non-voting Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Shares"). The Series D Preferred Shares has a 12.75% dividend and a redemption value of approximately $21.1 million, and is redeemable at the holders option, in which event the Company can pay common stock at $1.26 per share (a total of 16,751,412 shares of common stock) or cash.

On November 10, 1997, Greenwich Capital Financial Products, Inc., converted the Company's $4.0 million subordinated debt into Cumulative Preferred Stock ("Series E and F Preferred Shares"). The debt, with a face value of $4.0 million and an interest rate of 12% was converted into 2,000 shares each of Series E and F Preferred Shares with a 12.0% dividend and a redemption value of $4.0 million. The Series E Preferred Shares are redeemable at the holder's option into common stock at $1.26 per share or for cash, at the Company's election and the Series F Preferred Shares are redeemable at the holder's option into common stock at $2.00 per share or for cash.

Strategic Plan. During the second quarter of its current fiscal year, the Company began to execute its strategic plan (the "Plan") to address the current operating losses and liquidity issues. The plan calls for reductions in the Company's overhead by consolidation of operations from Jersey City, New Jersey to Marietta, Georgia. Included in Other Expenses in the December 31, 1997 Statement of Operations is a $2.4 million restructuring charge related to the consolidation of operations to Marietta, Georgia. The $2.4 million includes approximately $1.4 million of payroll related cost, $369,000 in equipment lease terminations, $293,000 in cost related to abandonment of the New Jersey leasehold improvements, $250,000 in establishment of new accounting systems and procedures and $60,000 in moving costs. The consolidation to Georgia will result in space reductions of approximately 50,000 square feet in its leased offices in New Jersey and California. Management is currently negotiating terminations of these leases with the owners.

In addition to the consolidation to the Georgia office, the Plan also called for substantial reductions in the work force related to management, production, California servicing, and field representatives. The following table details the significant decreases in the Company's work force:

                                 Employees at              Employees at
Department                  September 30, 1997*        February 27, 1998*
----------                  -------------------        ------------------
Management                            41                        15
Production (Origination)             120                        65
California Servicing                 180                        50
Field Representatives                 60                         0
                                     ---                       ---
                                     498                       228
                                     ===                       ===

*  Excludes SST employees due to the proposed sale of SST.

Based on management estimates, staffing reductions and downsizing of space requirements should reduce operating expenses by approximately one-half and still allow the production facility to operate at a capacity of up to 2,500 loans per month.

The Plan also calls for development and implementation of new products and fee based services to enhance operating revenues. Fee based services include subcontracting the Company's origination services to other companies to enhance operating revenues by utilizing the current excess capacity. There can be no assurances that the Company will be successful in raising the necessary capital, alleviate its liquidity problems and restore its operations. If the Company is unsuccessful in its efforts, it will be unable to meet its obligations and will not be able to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(a) - Not Applicable
(b) - (c) On October 16, 1997, III Finance Ltd. and The High Risk Opportunities Hub Fund Ltd., the holders of $21,333,333 principal amount at maturity of 12% Exchangeable Subordinated Notes due 2004 of Aegis Auto Finance, Inc. (the "Notes"), exchanged the Notes for non-voting Class D Convertible Preferred Stock of the Company (the "Class D Preferred"). The Class D Preferred has a 12.7518% dividend rate and a redemption value of approximately $21.1 million. On November 12, 1997, Greenwich Capital Financial Products, Inc. ("Greenwich"), the holder of $4 million of subordinated debt of the Company issued pursuant to a Credit Agreement dated May 16, 1996 between the Company, as borrower, certain of its subsidiaries, as guarantors, and Greenwich, as lender, exchanged such debt for $2 million redemption value of each of the Company's non-voting Class E Redeemable Preferred Stock and non-voting Class F Redeemable Preferred Stock, each carrying a dividend rate of 12% (respectively, the "Class E Preferred" and the "Class F Preferred").

The Certificates of Designations, Preferences and Rights for the Class D Preferred, the Class E Preferred and the Class F Preferred create classes of securities which rank prior to the Company's common stock, par value $.01 per share (the "Common Stock"), as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and as to dividends.

Each of these  transactions  was exempt  from  registration  pursuant  to either
Section 3 (a) (9) or 4 (1) of the Securities Act of 1933, as amended. Each holder of a share of Class D Preferred, Class E Preferred or Class F Preferred is entitled to cause the Company to redeem such stock, in which event the Company has the option (i) to issue to such redeeming holder Common Stock of the Company valued at $1.26 per share in the case of the Class D Preferred and Class E Preferred or $2.00 per share in the case of the Class F Preferred, in each case having an aggregate value equal to the preferred stock's redemption value, or (ii) to pay the redeeming holder in cash the current market value of the Common Stock that would have been issued under clause (i). In addition the Company has the right, at its option, to redeem the Class D Preferred, the Class E Preferred and the Class F Preferred for cash equal to such stock's redemption value, in which it must also issue to the holder warrants to purchase that number of shares of Common Stock that would have been issued pursuant to clause
(i) of the  preceding  sentence  for an  aggregate  exercise  price equal to the redemption value of the preferred stock being redeemed. If the Class D Preferred, Class E Preferred and Class F Preferred were all presented for redemption by the holders, and the Company elected to issue Common Stock in respect of such redemptions, the Company would be required to issue approximately 16.75 million, 1.59 million and 1 million shares of Common Stock, respectively, representing 48.66%, 9.19% and 5.35% of the Common Stock, giving effect in each case only to the redemption of such class of preferred stock. As of the date of issuance of this report there are 30 million shares of common stock authorized and outstanding, therefore such redemption can not be accomplished without amending the certificate of incorporation of the Company.

Item 3.  Defaults Upon Senior Securities
As of December 31, 1997, the Company was in technical default under its $75 million warehouse line and its RTY Financing provided by III Finance for failing to meet certain net worth requirements. On February 26, 1998 the warehouse line was reduced to $50 million and the Company obtained waivers of such defaults for all of its facilities with III Finance through March 31, 1998. In connection with the waiver, the Company can incur a shortfall of what it owes III Finance on its monthly pay-downs, not to exceed $500,000.


Item 5. Other Information - Management Changes

Effective December 16, 1997, William F. Henle exercised his right under an employment agreement, not to relocate with the Company to Georgia and resigned his post as Chief Operating Officer, for good cause as defined under his employment agreement.

Effective December 31, 1997, Dina L. Penepent resigned her post as the Company's Chief Financial Officer, citing personal reasons.

Item 6. (a) Exhibits -

                                                                                                               Page
Exhibit No.                               Description                                                           No.
-----------                               -----------                                                          ---
10.105.12.1    Amendment No. 3 to Loan and Security Agreement
               dated February 26, 1998 by and between Aegis Consumer Finance, Inc.
               and Aegis Auto Finance, Inc. as Borrowers and III Finance, Ltd. as Lender ....................

10.108.1       Stock Purchase Agreement dated as of January 28, 1998 between
               The Aegis Consumer  Funding  Group,  Adams,  Viner &
               Mosler, Ltd. and III Associates...............................................................

27             Financial Data Schedule.......................................................................




               (b) Reports on Form 8-K - On February 11, 1998, the Company filed a current report on Form 8-K reporting certain information with regard to the conversion of 85 shares of Series C Preferred Stock into Shares of Common Stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  March 16, 1998                 By:  /s/Mathew B. Burns
                                          -----------------
                                     Mathew B.  Burns
                                     Chief  Executive  Officer
                                     Signing on behalf of the  registrant
                                     and as principal financial and
                                     accounting officer.