Form 10-Q
period 1998-03-31
AEGIS CONSUMER FUNDING GROUP INC
filed 1998-05-20
CIK 932278

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________


                         Commission File Number 0-25714

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
--------------------------------------------------------------------------------
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

     As of May 20, 1998, 30,000,000 shares of the issuer's common stock were outstanding.

                     THE AEGIS CONSUMER FUNDING GROUP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                 Page
PART I. FINANCIAL INFORMATION                                                     No.
Item 1.        CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Unaudited):
               Consolidated Condensed Statements of Financial Condition -
                  March 31, 1998 and June 30, 1997............................      3

               Consolidated Condensed Statements of Operations - three and nine
                  months ended March 31, 1998 and 1997........................      4

               Consolidated Condensed Statements of Cash Flows - nine
                  months ended March 31, 1998 and 1997........................      5

               Notes to Consolidated Condensed Financial Statements...........      6

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................................      10


PART II.       OTHER INFORMATION
Item 1.        Legal Proceedings..............................................      27
Item 2.        Changes in Securities..........................................      27
Item 3.        Defaults upon Senior Securities................................      28
Item 4.        Submission of Matters to a Vote of Security Holders............      28
Item 5.        Other information..............................................      28
Item 6.        Exhibits and Reports on Form 8-K...............................      28

SIGNATURES....................................................................      29

PART I.      FINANCIAL INFORMATION:

Item 1.  Consolidated Condensed Financial Statements

                            THE AEGIS CONSUMER FUNDING GROUP, INC.
                   Consolidated Condensed Statements of Financial Condition
                                         (unaudited)


                                                                    March 31,          June 30,
                                                                      1998               1997
                                                                      ----               ----
Cash and cash equivalents                                        $   4,973,430     $  4,492,591
Automobile finance receivables, net                                 41,515,663       34,654,507
Retained interests in securitized receivables                       15,464,779       33,329,946
Other assets, including fixed assets                                 8,569,406       11,005,696
                                                                 --------------    -------------


                                                                 $  70,523,278     $ 83,482,740
                                                                 =============     ============
         Liabilities and Stockholders' Deficit

Warehouse credit facilities                                      $  34,661,844     $ 17,407,004
Notes payable                                                       33,398,329       36,812,869
Advances on proposed sale of SST                                     7,000,000                -
Accounts payable and accrued expenses                               10,175,357       15,808,781
                                                                 -------------     ------------

     Total liabilities                                              85,235,530       70,028,654
                                                                 -------------     ------------

Subordinated debentures, net                                                --       24,031,746
                                                                 -------------     ------------

Stockholders' deficit:
Common stock, $.01 par value; 30,000,000
     shares authorized; 30,000,000 shares
     issued and outstanding                                            300,000          176,772
Preferred stock, $0.10 par value; 2,000,000 shares
     authorized:
 Series C, 1,100 shares designated; 920 shares
   issued; 21 shares outstanding                                             2               11
 Class D, 21,350 shares designated; 21,107 shares
   issued and outstanding                                                2,110               --
 Class E, 2100 shares designated; 2000 shares
   issued and outstanding                                                  200               --
 Class F, 2100  shares designated; 2000 shares
   issued and outstanding                                                  200               --
Paid-in capital                                                     47,326,484       22,303,034
Retained deficit since date of
 recapitalization (March 1, 1992)                                  (62,341,248)     (33,057,477)
                                                                 -------------     ------------

 Total stockholders' deficit                                       (14,712,252)     (10,577,660)
                                                                 -------------     ------------
                                                                 $  70,523,278      $83,482,740
                                                                 ==============     ===========

See accompanying notes.

                            THE AEGIS CONSUMER FUNDING GROUP, INC.
                        Consolidated Condensed Statements of Operations
                                          (unaudited)

                                               Three months ended          Nine months ended
                                                    March 31,                  March 31,
                                              1998           1997          1998           1997
                                          ------------  -------------  ------------  ---------
Revenues:
Servicing fee income                      $  4,103,744  $      84,624  $ 10,885,118  $      84,624
Fees and commissions earned                      5,100         36,962        51,882        107,504
Gains (losses) from securitization
transactions                                        --      6,016,327     5,610,941     15,787,653

Write down of retained interests in
   securitized receivables                  (4,100,358)    (4,397,000)  (15,562,145)   (35,397,000)
Interest income                              1,544,345      9,340,415     6,923,345     21,515,924
Other income                                    90,759        128,651       861,522        267,636
                                          ------------  -------------  ------------  -------------
                                             1,643,590     11,209,979     8,770,663      2,366,341
                                          ------------  -------------  ------------  -------------
Operating expenses:
Salaries and other employee costs            4,054,512      5,027,470    14,096,587      9,155,565
Provision for credit losses                     17,483      1,399,564     4,993,141      7,979,089
Interest expense                             1,624,624      6,446,475     7,469,567     13,674,274
Other expenses                               2,390,355      3,498,850    11,473,939      8,910,483
                                          ------------  -------------  ------------  -------------
                                             8,086,974     16,372,359    38,033,234     39,719,411
                                          ------------  -------------  ------------  -------------

Net loss before income tax benefit          (6,443,384)    (5,162,380)  (29,262,571)   (37,353,070)
Income tax benefit                                  --             --            --     (8,427,030)
                                          ------------  -------------  ------------  -------------

Net loss                                  $ (6,443,384) $  (5,162,380) $(29,262,571) $ (28,926,040)
                                          ============  =============  ============  ==============

Net loss available to common stockholders $ (6,443,384) $  (5,207,097) $(29,262,571) $  (29,104,280)
                                          ============= =============  ============= ==============

Basic and Diluted Earnings Per Share      $       (.23) $       (.31)  $      (1.38) $       (1.80)
                                          ============  ============   ============= ===============

Weighted Average Number of Shares Used
  In the Calculation of Basic and Diluted
  Earnings Per Share                        28,220,043     16,534,761    21,140,189     16,124,517
                                          ============  =============  ============  =============


See accompanying notes.

                     THE AEGIS CONSUMER FUNDING GROUP, INC.
              Consolidated Condensed Statements of Cash Flows Nine
                      months ended March 31, 1998 and 1997
                                   (unaudited)

                                                                   1998                1997
                                                              --------------     -------------
Cash flows from operating activities:
    Net loss                                                  $  (29,262,571)    $ (28,926,040)
    Adjustments to reconcile net
     (loss) income to net cash used in
     operating activities:
     Amortization and depreciation expense                           678,052           847,341
     Write off of leasehold improvements                             453,100                --
     Provision for credit losses, net                              4,993,141         7,979,089
     Unrealized gains on securitization transactions                     --        (12,316,889)
     Write down of retained interests in
            securitized receivables                               15,562,145        35,397,000
     (Increase) decrease in automobile finance
          receivables portfolio                                  (10,758,062)      (31,445,378)
     (Increase) decrease in other assets                           2,385,253          (230,431)
     Increase (decrease) in accounts payable
      and accrued expenses                                        (5,633,426)        1,855,609
     Decrease in income taxes payable                                     --        (9,157,289)
                                                              --------------     --------------

     Net cash used in operating activities                       (21,582,368)      (35,996,988)
                                                              ---------------    -------------

Cash flows from investing activities:

  Distributions from retained interests
    in securitized receivables                                     2,303,022         1,362,355
  Additional payments to securitized receivable trusts                    --        (2,421,284)
  Acquisition of fixed assets                                     (1,080,115)       (3,756,804)
                                                              ---------------    --------------

        Net cash provided by (used in) investing activities        1,222,907        (4,815,733)
                                                              --------------     -------------

Cash flows from financing activities:
  Proceeds from borrowings under warehouse credit facilities     178,472,841       515,970,559
  Repayment of borrowings under warehouse credit facilities     (161,218,001)     (512,345,462)
  Proceeds from subordinated debt                                         --         5,000,000
  Proceeds from borrowings under notes payable                            --        48,322,444
  Repayment of borrowings under notes payable                     (3,414,540)      (17,186,942)
  Proceeds from advances on proposed sale of SST                   7,000,000                --
  Purchase of treasury stock                                              --          (340,000)
                                                              ---------------    --------------

        Net cash provided by financing activities                 20,840,300        39,420,599
                                                              ---------------    -------------

Net increase, (decrease) in cash and cash equivalents                480,839        (1,392,122)

Cash and cash equivalents, beginning of period                     4,492,591         3,090,624
                                                              --------------     -------------

Cash and cash equivalents, end of period                      $    4,973,430     $   1,698,502
                                                              ==============     =============

Supplemental disclosures of cash flow information:
     Cash paid during the period:
     Interest                                                 $    6,006,055     $  13,522,064
                                                              ==============     =============

     Income taxes                                             $       50,125     $     130,440
                                                              ==============     =============

See accompanying notes.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128, which supersedes APB No. 15, specifies the computation, presentation and disclosure requirements for earnings per share. Primary EPS and fully diluted EPS are replaced by basic EPS and diluted EPS, respectively. Basic EPS, unlike primary EPS, excludes all dilution while diluted EPS, like fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

2. COMPANY OPERATIONS AND LIQUIDITY

As a result of the factors described below and the absence of committed operating capital, the Company has very little liquidity and its financial condition is precarious. There can be no assurance that the Company's efforts to alleviate its liquidity problems and restore its operations to profitability will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

As reflected in the accompanying statement of financial condition as of March 31, 1998 and the consolidated condensed statement of operations for the nine months then ended, the Company has suffered substantial losses and, accordingly substantial reductions in stockholders' equity. These negative financial trends have resulted primarily from (i) material increases in delinquencies and losses on owned and managed finance contracts acquired since the Company's inception and, to a lesser extent, (ii) one time charges relating to the consolidation of the Company's operations and relocation of administrative functions to Marietta, Georgia.

As a result of increasingly high rejection rates and backlog in risk default insurance claims processing by the Company's insurance providers, the Company's expected receipts from retained interests in securitized receivables has been reduced significantly in some cases and substantially delayed.

In October and November 1997, III Finance Ltd. ("III Finance"), High Risk Opportunities Fund Ltd. ("HRO") and Greenwich Capital Financial Products, Inc. converted their subordinated debentures to preferred stock. The conversion of debt to equity reduced the Company's annual debt service requirements by approximately $3.0 million. Payment of preferred stock dividends, if any, are subject to the approval of the Board of Directors. See Note 5.

In November 1997, the Company entered into negotiations to sell all outstanding capital stock of its servicing subsidiary, Systems & Services Technologies, Inc. ("SST"), for $7.0 million to Adams, Viner & Mosler, Ltd. ("AVM") and III Associates (collectively referred to as the "Purchasers"), subject to stockholder approval. On January 28, 1998, the Company executed the Stock Purchase Agreement (the "Agreement") for the sale of the stock of SST. The Company received advances on the sale of SST totaling $7.0 million through March 31, 1998. In connection with the sale, the Company has a repurchase option, expiring on December 31, 1998, to repurchase SST for $7.0 million plus a 5% premium. Under the terms of the Agreement, SST is restricted from declaring or paying any dividends, distributing any assets or making any loans to the Company.

AVM and III Associates are controlled by the same principals. These principals also control III Offshore Advisors which is the trading advisor to III Finance and HRO.

To further address liquidity problems, the Company is executing its strategic business plan to (1) reduce operating overheads and expenses through consolidation of operations, and (2) develop and implement new products and fee based services to enhance operating revenues. Further, the Company is working closely with its funding source, III Finance, to ensure continued funding for new originations and to sustain continued operations. See Note 3.


3.  WAREHOUSE AND OTHER CREDIT FACILITIES

Through March 31, 1998, the Company securitized an aggregate amount of $543.3 million in seven securitization transactions under its $1.0 billion purchase facility. Future securitizations under the purchase facility ($456.7 million remained available as of March 31, 1998) are subject to customary conditions and are uncommitted. The purchase facility provides for initial financing through the Company's warehouse line as the finance contracts are acquired and subsequently sold into the purchase facility.

As of December 31, 1997, the Company was in technical default under its warehouse line and its Retained Yield (RTY) financing provided by III Finance for failing to meet certain net worth requirements. On February 26, 1998 the warehouse line, previously $75 million, was reduced to $50 million and the Company obtained waivers of net worth covenants for all of its facilities with III Finance through March 31, 1998. In connection with the waiver, the Company can incur a shortfall of what it owes III Finance on its monthly pay-downs, not to exceed $500,000. As further described in Note 6, the Company has negotiated with III Finance to extend waivers of such defaults through June 30, 1998 subject to final approval and execution of the waiver agreements.

The lease line with III Finance expired March 31, 1998 with approximately $4.3 million outstanding. The Company has negotiated an extension of the maturity date of that facility through June 30, 1998.

4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. See Note 6.

5.  CAPITAL STOCK

On October 16, 1997, III Finance and HRO converted $21.3 million of the Company's 12% convertible subordinated debenture (the "Debenture") into $21.1 million of 12.75% non-voting Redeemable Preferred Stock, Class D ("Class D Preferred Shares"). The Class D Preferred Shares are redeemable at the holder's option, in which event the Company may pay the holders in cash or common stock at $1.26 per share.

On November 10, 1997, the remaining subordinated debt holder, Greenwich Capital Financial Products, Inc., converted its $4.0 million of subordinated debt into $4.0 million of Redeemable Preferred Stock ("Class E and F Preferred Shares"). The debt was converted into 2,000 shares each of Class E and F Preferred Shares with a 12.0% dividend and a redemption value of $4.0 million. The Class E Preferred Shares are redeemable at the holders option, in which event the Company may pay the holders in cash or common stock at $1.26 per share and the Class F Preferred Shares are redeemable for cash or common stock at $2.00 per share.

On January 13, 1998, HRO with III Offshore Advisors acting as investment advisor, converted 85 shares of the Company's Series C Preferred Stock into 12,322,783 shares of Common Stock at a conversion price of $0.7968. According to HRO's Schedule 13-D filing, HRO directly owns 13,135,987 shares of the Company's common stock and indirectly owns 3,047,700 shares of common stock through its ownership of the 21 remaining outstanding shares of the Company's Series C Preferred Stock.

As a result of the Company's inability to satisfy NASDAQ's minimum bid requirement of $1.00 per share, or its alternative test of $4.0 million in net tangible assets and $3.0 million in market value of public float, the Company's stock was delisted from NASDAQ Stock Market effective at the close of business on Friday, February 5, 1998. The Company retains the right to apply to be relisted on NASDAQ should the Company satisfy NASDAQ's listing requirements.

6.  SUBSEQUENT EVENTS

On April 24, 1998, the Company received a waiver from the Purchaser with respect to the Agreement, allowing SST to pay the Company on or before June 1, 1998, up to $455,000 owed by SST to the Company or its affiliates in respect to the tax sharing arrangement existing between them. On May 12, 1998, the Company received an additional $473,000 under the tax sharing arrangement.

On May 1, 1998, the bankruptcy trustee for The Bennett Funding Group, Inc. filed suit against the Company in the Northern District of New York, captioned In re:
The Bennett Funding Group, Inc., Debtor, Richard C. Breeden, Trustee of The Bennett Funding Group, Inc., et al., Plaintiff v. The Aegis Consumer Funding Group, Inc., et al., alleging that all transactions between the Debtor and the Company were not arms lengths transactions and that The Bennet Funding Group, Inc. did not receive adequate consideration for such transactions. As a result, the Trustee is asserting that any monies transferred from Debtor to the Company should be returned to the Trustee with interest. The Company believes that it has meritorious defenses to all of the claims alleged by the Trustee.

As of March 31, 1998, the Company was in technical default under its warehouse line and its RTY Financing provided by III Finance for failing to meet certain net worth requirements. On February 26, 1998 the warehouse line was reduced from $75 million to $50 million and the Company obtained waivers of such defaults for all of its facilities with III Finance through March 31, 1998. The Company has negotiated with III to extend waivers of such defaults for all of its facilities with III Finance through June 30, 1998 subject to final approval and execution of the waiver agreements. In connection with the waiver, the Company can incur a shortfall of what it owes III Finance on its monthly pay-downs, not to exceed $500,000. During the three months ended March 31, 1998, while the Company was in technical default under its financing arrangements with III Finance, the Company continued to receive funding for the acquisition of finance contracts.

On April 17, 1998, Norwest Bank Minnesota, N.A., as Trustee for the 96-1, 96-2, 96-3, and 97-1 Aegis Auto Receivables Trusts, filed in New Jersey Superior Court a breach of contract and declaratory judgment action against The Connecticut Indemnity Company in connection with Risk Default Insurance policies sold by Connecticut Indemnity. The lawsuit seeks damages and a declaration as to the extent of coverage under the Connecticut Indemnity policies applicable to the Trusts. On May 15, 1998, Connecticut Indemnity removed the case to the United States District Court for the District of New Jersey. Connecticut Indemnity must respond to the complaint by the first week of July 1998.

 7.  PRO FORMA INFORMATION

As discussed in Note 2, the Company entered into an Agreement for the sale of the stock of SST. The accompanying pro forma condensed statement of financial condition and condensed statement of operations gives effect to the transaction as if it had occurred as of June 30, 1997 and the repurchase option expires unexercised. It has been assumed that the proceeds from the sale have been used to reduce liabilities.

              Pro Forma Condensed Statement of Financial Condition
                                 March 31, 1998
                                 (in thousands)

                                                  As Reported     Pro Forma
                                                  (Unaudited)    (Unaudited)

         Assets                                    $ 70,523       $ 61,806
                                                   ========       ========

         Liabilities                                 85,235        75,027
         Stockholders' equity (deficit)           $ (14,712)      (13,221)
                                                  ----------      --------
         Total liabilities and stockholders'
         equity (deficit)                           $70,523      $ 61,806
                                                    =======      ========



                   Pro Forma Condensed Statement of Operations
                        Nine Months Ended March 31, 1998
                                 (in thousands)


                                                   As Reported        Pro Forma
                                                   (Unaudited)       (Unaudited)
                                                   -----------       -----------

         Revenues                                  $     8,771     $    (2,468)
         Expenses                                       38,033            30,611
                                                   ------------    -------------
         Net (loss) before gain                        (29,262)        (33,079)
                                                   ------------    -------------
           On sale of SST stock
         Gain on sale of SST stock                          --           1,492
                                                   -----------     -------------
         Net (loss)                                $   (29,262)    $   (31,587)
                                                   ============    =============

         Basic and Diluted Earnings Per Share      $     (1.38)    $     (1.49)
                                                   ============    ============


Pro forma information that relates to the period ended March 31, 1997 was not considered to be relevant as SST's operations were in the process of being established.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Management's Discussion And Analysis Of Financial Condition And Results Of Operations contain "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in fiscal year ended 1998 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements.

The following discussion and analysis of financial condition and results of operations of the Company relates to the nine months and three months ended March 31, 1998 and 1997 and should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes included elsewhere in this Quarterly Report. The unaudited results for the three and nine months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year.

Overview

The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992 through March 31, 1998, the Company has acquired approximately $1.39 billion of finance contracts, of which $1.19 billion have been securitized in twenty-four offerings of asset-backed securities.

As a result of the factors described below and the absence of committed operating capital, the Company has very little liquidity and its financial condition is precarious. There can be no assurance that the Company's efforts to alleviate its liquidity problems and restore its operations to profitability will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

As reflected in the accompanying statement of financial condition as of March 31, 1998 and the consolidated condensed statement of operations for the nine months then ended, the Company has suffered substantial losses and, accordingly substantial reductions in stockholders' equity. These negative financial trends have resulted primarily from (i) material increases in delinquencies and losses on owned and managed finance contracts acquired since the Company's inception and, to a lesser extent, (ii) one time charges relating to the consolidation of the Company's operations and relocation of administrative functions to Marietta, Georgia.


The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.





                                                         For the Quarters Ended

                                     Mar. 31,   June 30, Sept. 30,  Dec. 31,    Mar.31,  June 30,  Sept. 30,   Dec 31,   Mar 31,
                                       1996       1996     1996      1996       1997     1997      1997        1997      1998
                                       ----       ----     ----      ----       ----     ----      ----        ----      ----
                                                      (dollars in thousands)
Number of finance contracts
  acquired during period .........    10,569     12,037    15,401    14,584     8,992     8,745      8,724      2,874       1,357
Average finance contract balance .     $12.4      $12.4     $12.3     $12.3     $12.6     $12.6      $12.8      $12.7       $12.8
Aggregate value of finance
  contracts acquired during period   128,781    149,612   190,843   179,933   110,580   110,485    112,044     36,417      17,341
Gains (losses) from securitization
      transactions(1)(2) .........    12,759     10,824    10,349      (578)    5,979     5,797      2,913      2,698          --
Gains from whole loan sales ......       111        290        --        --        37        --         --         --          --

Net interest (expense) income ....       546        993     2,129     2,747     2,894     1,931       (312)      (154)        (80)

Revenue(3)(4) ....................    10,341    111,916    10,675   (26,747)    4,765    (5,291)     6,886     (5,613)         19

Finance contracts securitized
  during period ..................   130,138    149,274   173,258     4,870   238,393   148,814     87,316     66,974          --
Finance contracts sold during
  period .........................     2,752      2,250        --        --    15,000        --         --         --          --
Servicing portfolio(at period
   end)(5) .......................   401,704    500,694   645,551   759,304   783,757   813,055    838,067    874,685(6)  809,004(6)

(1) Excludes gains from whole loan sales of finance contracts.
(2) The quarters ended December 31, 1995 through March 31, 1998 are before write downs of
    $3.1 million, $1.5 million,  $3.5 million,  $2.0 million,  $29.0 million, $4.4 million,  $13.6 million,  $0, and $11.5 million  respectively,  taken on prior retained interests in securitized receivables.
(3) Revenue is net of interest  expense and includes the write-downs on retained interests in securitized  receivables.
(4) The quarter ended March 31, 1997 has been restated to reflect a $4.4 million write down on retained  interests in  securitization  receivables  resulting  from a correction of an error discovered in the Company's  valuation model,  relating to such quarter, during the valuation process for the June 30, 1997 quarter.
(5) Through September 1997, excludes finance contracts in bankruptcy,  authorized for repossession and in repossession and still eligible for reinstatement.
(6) Includes  all finance  contracts  except  those  considered  inactive,  fully liquidated,  have balances  less than $1,000 or where  default  insurance has been rejected or paid.

Revenues

During  the  quarter  ended  March  31,  1998,  there  were  no   securitization
transactions. Accordingly, the Company's primary sources of revenues consist of servicing fees and interest income.

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

During the nine months ended March 31, 1998, the Company did not record any additions to retained interest in securitized receivables.

The Company reviews on a quarterly basis the retained interest in securitized receivables. If actual experience differs from the Company's assumptions or to the extent that market and economic changes occur that adversely impact the assumptions utilized in determining the retained interest in securitized receivables, the Company records a charge against earnings (See "Results of Operations"). Because the Company's current assumptions utilized in evaluating its retained interest in securitized receivables incorporate (i) market discount rates, (ii) expected default rates over the life of the securitization trust,
(iii) expected prepayments by the obligors, and (iv) expected recovery rates on the underlying collateral, the Company sustained large write downs to prior period recordings of retained interest in securitized receivables.

As of March 31, 1998, the market discount rate utilized in determining the retained interest in securitized receivables is based on the Company's estimate of the yield required by a third party purchaser of such instrument. The Company's prepayment assumptions are based primarily on the age of the portfolio of finance contracts and prior prepayment history. The Company bases its default assumptions on anticipated losses after considering the performance characteristics of the Company's finance contract portfolio to date and comparative industry defaults. The Company's default assumptions are based on estimated repossession rates, anticipated proceeds from the liquidation of repossessed vehicles, proceeds from VSI Policy coverage and recoveries from the Company's RDI insurance.

Increasingly high insurance claim rejection rates and a backlog in RDI claims processing by the Company's insurance provider has resulted in shortfalls to the trusts which in turn has caused a shortfall in the release to the Company of retained interest that the Company had anticipated receiving. This has contributed to the write down of the retained yield interest.

Securitizations

The following table provides information for each of the Company's rated securitizations:

                                              Weighted
                                  Remaining    Average    Weighted                                                Retained
                                  Balance at   Finance     Average                                                Interest in
                    Original      Mar. 31,    Contract   Certificate     Current   Gross            Net           Securitized
Securitization      Balance       1998         Rate(1)     Rate(1)        Ratings   Spread(1)(2)   Spread(1)(3)   Receivables(13)
--------------      -------       ----         -------     -------        -------   ------------   ------------   ---------------
                                              (dollars in thousands)
Aegis Auto
Receivables Trust,
  Series:
1994-A.........       $18,539       $1,043    20.28%       7.74%        A  (4)      12.54%          8.70%         $356
1994-2.........        23,251        2,307    19.82        8.04         A+ (4)      11.78           8.12           589
1994-3.........        21,000(5)     2,796    19.66        9.46         A+ (4)      10.20           6.46           896
1995-1.........        21,000(5)     3,429    20.41        8.60         A+ (4)      11.81           8.46           680
1995-2.........        54,000(5)    11,182    19.94        7.16         A+ (4)      12.78           8.98         3,627
1995-3.........        60,000(5)    14,818    20.04        7.09         A+ (4)      12.95          10.12         3,719
1995-4.........        70,000(5)    19,533    19.88        6.65         B -(4)      13.23          10.41         5,380
1996-1.........        92,000(5)    29,316    20.13        8.44(6)         (7)      11.69           8.89            --
1996-2.........       105,000(5)    39,325    20.10        8.93(8)         (9)      11.17           8.40            --
1996-3.........       110,000(5)    48,928    20.20        8.82(10)       (11)      11.40           8.75            --
Aegis Auto
Owners Trust - 95      148,347       56,533    20.14        6.53           (12)      13.61          10.87            --

----------
(1)  Percentages as of closing date.
(2)  Difference  between  the  Weighted  Average  APR on finance  contracts  and the  Weighted
     Average APR on the trust  certificates (the "Weighted  Average  Certificate
     Rate"). (3) Difference between Weighted Average APR on finance contracts and the
     Weighted Average
     Certificate Rate, net of servicing and trustee fees.
(4)  Indicates ratings by Duff & Phelps.
(5)  Includes  prefunded  amounts which were transferred to the related trust by the end of the quarter for 1995-1,  1995-2, 1995-3, 1995-4, 1996-1, 1996-2,
     1996-3 and by the first week of the next quarter for 1994-3.
(6)  The Weighted  Average  Certificate  Rate is composed of the following:  the
     Class A certificate  rate is 8.39%,  the Class B certificate  rate is 7.86%
     and the Class C certificate rate is 12.14%.
(7)  The 1996-1  Securitization has Class A Notes rated CCC by Duff & Phelps and
     DDD by Fitch; Class B Notes rated CCC by Duff &  Phelps and D by Fitch and
     Class C Notes rated CCC by Duff & Phelps and D by Fitch.
(8)  The Weighted  Average  Certificate  Rate is composed of the following:  the
     Class A certificate  rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%.
(9)  The 1996-2  Securitization has Class A notes rated CCC by Duff & Phelps and
     DD by Fitch;  Class  B  notes rated  CCC by Duff and  Phelps and D by Fitch and Class C notes rated CCC by Duff & Phelps and D by Fitch.
(10) The weighted  average  Certificate  Rate is composed of the following:  the
     Class A certificate  is 8.8%, the Class B certificate is 8.3% and the Class
     C certificate is 11.1%.
(11) The 1996-3  Securitization has Class A notes rated CCC by Duff & Phelps and
     DDD by Fitch; Class B notes rated CCC by Duff & Phelps and  D by Fitch and
     Class C notes rated CCC by Duff & Phelps and D by Fitch.
(12) The Owner Trust  Facility  has Class A notes rated AAA by Standard & Poor's and Aaa by Moody's and Class B certificates rated Ba1 by Moody's. The Class
     B certificates are under review by Moody's for possible down grade.
(13) The sum of the retained  interest in  securitized  receivables in the above table is $20.14 million which excludes  approximately  $180,000 of retained interests relating to transactions entered into prior to 1994.

The   following   table   provides   information   for  each  of  the  Company's
securitizations under its $1.0 billion purchase facility:


                                              Weighted
                                  Remaining   Average     Weighted
                                  Balance at  Finance     Average
                      Original     March 31,  Contract    Certificate  Gross               Net
    Securitization     Balance      1998      Rate(1)     Rate(1)      Spread (1)(2)   Spread(1)(3)
---------------------  --------     ----      -------     -------      -------------   -------------
1997-1.........         $238,693   $125,610    20.43%      9.5%(4)        10.93%          8.46%
1997-2.........           37,163     22,169    20.67       9.75(5)        10.92           8.48
1997-3.........           38,475     24,324    20.73       9.53(6)        11.20           8.81
1997-4.........           74,721     48,598    20.40       9.38(7)        11.22           8.62
1997-5.........           48,128     34,432    20.6        9.18(8)        11.39           8.91
1997-6.........           39,189     30,115    20.5        9.32(9)        11.17           8.69
1997-7.........           66,974     55,745    20.4        9.06(10)       11.34           8.55

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

The Company was notified on March 27, 1998 by Norwest Bank Minnesota, N.A., trustee for Aegis Auto Owner Trust 1995 that Aegis Auto Finance, Inc. was being terminated as servicer of the Aegis Auto Owner Trust - 95 finance contract pools.

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

Results of Operations

Nine Months Ended March 31, 1998 Compared To Nine Months Ended March 31, 1997

Revenues. Revenues before write downs on retained interests in securitized receivables decreased $13.5 million to $24.3 million or 35.7% for the nine month period ended March 31, 1998 compared with the prior year period.

Gains or Losses from Securitization Transactions. Gains from securitization transactions were $5.6 million for the nine month period ended March 31, 1998 compared with $15.8 million for the nine month period ended March 31, 1997.

Write Downs of Retained Interest in Securitized Receivables. The Company revalues its retained interests in securitized receivables quarterly using anticipated future experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. The write down of retained interests in securitized receivables during the nine month period ended March 31, 1998 is a result of the Company's current assumptions utilized in evaluating its retained interests in securitized receivables, which incorporate a higher discount rate on future cash flows and expected default rates over the life of the securitization trust, lower recovery rates on the underlying collateral, and higher prepayments than expected compared to the levels used in the comparable period a year ago. Write downs of retained interests in securitized receivables were $15.6 million for the nine-month period ended March 31, 1998 compared with $35.4 million in the prior year comparable period.

Servicing Fee Income. Servicing fee income was $10.9 million for the nine months ended March 31, 1998 compared with $0.08 million of servicing fee income for the nine months ended March 31, 1997. This increase is a result of the Company's servicing subsidiary, SST, commencing operations in the quarter ended March 31, 1997.

Interest Income. Interest income decreased to $6.9 million for the nine months ended March 31, 1998 from $21.5 million for the nine months ended March 31, 1997, a decrease of $14.6 million or 67.8%. The decrease in interest income is attributed to (i) the lower average amount of loans held for securitization for the nine months ended March 31, 1998 as compared to the same period in 1997, and
(ii) the increase in the number of non performing finance contracts in the finance contracts portfolio.

Operating Expenses. Operating expenses decreased to $38.0 million for the nine months ended March 31, 1998 from $39.7 million for the nine months ended March 31, 1997, a decrease of $1.7 million or 4.2%. The decrease in operating expenses primarily resulted from the consolidation of operations and relocation of the Company's administrative functions to Marietta, Georgia, in December 1997 and was partially offset by (i) one time charges of $2.4 million relating to the consolidation and (ii) a $5.6 million increase in Salaries and Employee Costs primarily attributable to the operation of SST which was in formation during the comparable period ended March 31, 1997.

Interest Expense. Interest expense decreased to $7.5 million for the nine months ended March 31, 1998 from $13.7 million for the nine months ended March 31, 1997, a decrease of $6.2 million or 45.4%, as a result of the decreased financing required to maintain loans held for securitization in the Company's warehouse facilities due to lower loan origination volumes. The decrease in interest expense is primarily attributable to the Company's warehouse credit facilities, which had a lower monthly average outstanding balance.

Salaries and Other Employee Costs. Salaries and other employee costs increased to $14.1 million for the nine months ended March 31, 1998 from $9.2 million for the nine months ended March 31, 1997, an increase of $4.9 million or 54.0%. The increase is attributable primarily to the growth in the employee base at SST to support its expanding operations.

Provision for Credit Losses. The provision for credit losses decreased to $5.0 million for the nine months ended March 31, 1998 from $8.0 for the nine months ended March 31, 1997, a decrease of $3.0 million or 37.4%. The current provision for credit losses is affected by the Company's volume of finance contracts acquired and the aging of all owned contracts.

All Other Operating Expenses. All other operating expenses increased to $11.5 million for the nine months ended March 31, 1998 from $8.9 million for the nine months ended March 31, 1997, an increase of $2.6 million or 29.2 %. The significant components of the increase in all other operating expenses include $2.4 million of restructuring charges related to the move of the Company's administrative offices to Marietta, Georgia and one-time severance and other employee costs, and a $900,000 write off of capitalized costs related to certain of the Company's financing arrangements. In addition, the Company's general and administrative expenses increased to support SST's expanding loan servicing processing center.

Taxes on Income. For the nine months ended March 31, 1998, the Company recorded no income tax expenses or benefits compared with a net tax benefit of $8.4 million recorded by the Company for the nine months ended March 31, 1997, which is net of a valuation adjustment of $5.4 million representing an adjustment to the income tax benefit relating to losses incurred in excess of previously earned income.

Net (Loss) Income. The Company recognized a net loss of $29.3 million for the nine months ended March 31, 1998 compared with a net loss of $28.9 million for the nine months ended March 31, 1997, an increase of 1.4%. The net loss for the nine months ended March 31, 1998 resulted from several factors including: (i) a write down of $15.6 million in retained interest in securitized receivables;
(ii) a $2.4 million dollar charge related to the move of the Company's facilities to Marietta, Georgia, (iii) a $900,000 write off of capitalized costs related to certain of the Company's financing arrangements and (iv) operating losses incurred while the Company attempts to rebuild its finance contract volume.

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

Revenues. Revenues before write downs on retained interests in securitized receivables decreased $9.9 million to $5.7 million, or 63.5%, for the three month period ended March 31, 1998 compared with the comparable period in the prior year.

Gains or Losses from Securitization Transactions. There were no gains from securitization transactions for the three month period ended March 31, 1998 compared with a gain of $6.0 million for the three month period ended March 31, 1997.

Write Downs of Retained Interest in Securitized Receivables. The Company revalues its retained interests in securitized receivables quarterly using estimated future experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. The write down of retained interests in securitized receivables during the three month period ended March 31, 1998 is a result of the Company's current assumptions utilized in evaluating its retained interests in securitized receivables, which incorporate a higher discount rates on future cash flows, expected default rates over the life of the securitization trust, lower recovery rates on the underlying collateral, and higher than expected prepayment rates compared to the levels used in the comparable period a year ago. Write downs of retained interests in securitized receivables were $4.1 million for the three-month period ended March 31, 1998 compared with write downs of $4.4 million for the three-month period ended March 31, 1997.

Servicing Fee Income. Servicing fee income increased to $4.1 million for the three months ended March 31, 1998 from approximately $80,000 for the three months ended March 31, 1997. This increase is a result of the Company's servicing subsidiary, SST, commencing operations during the quarter ended March 31, 1997.

Interest Income. Interest income decreased to $1.5 million for the three months ended March 31, 1998 from $9.3 million for the three months ended March 31, 1997, a decrease of $7.8 million or 83.5%. The decrease in interest income is attributed to (i) the lower average amount of loans held during the period ended March 31, 1998 compared with the period ended March 31, 1997, and (ii) the amount of non-performing finance contracts in the finance contract portfolio.

Operating Expenses. Operating expenses decreased to $8.1 million for the three months ended March 31, 1998 from $16.4 million for the three months ended March 31, 1997, a decrease of $8.3 million or 50.6%. The decrease in operating expenses was primarily driven by a decrease in interest expense attributable to a lower balance outstanding on the Company's warehouse credit facility and consolidation of operations and relocation of the Company's administrative functions to Marietta, Georgia.

Interest Expense. Interest expense decreased to $1.6 million for the three months ended March 31, 1998 from $6.4 million for the three months ended March 31, 1997, a decrease of $4.8 million or 74.8%, due to lower loan origination volumes and outstanding loan amounts under the Company's warehouse credit facility.

Salaries and Other Employee Costs. Salaries and other employee costs decreased to $4.0 million for the three months ended March 31, 1998 from $5.0 million for the three months ended March 31, 1997, a decrease of $1.0 million or 20.0%. The decrease is attributable primarily to the consolidation of operations and relocation of the Company's administrative functions to Marietta, Georgia and partially offset by growth in the employee base at SST to support its expanding operations.

Provision for Credit Losses. The provision for credit losses decreased to $17,000 for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997, a decrease of $1.4 million or 98.8%. The current provision for credit losses is affected by the Company's volume of finance contracts acquired and the aging of all owned contracts.

All Other Operating Expenses. All other operating expenses decreased to $2.4 million for the three months ended March 31, 1998 from $3.5 million for the three months ended March 31, 1997, a decrease of $1.1 million or 31.7 %. The significant components of the decrease in all other operating expenses relate to consolidation of the Company's operations and relocation of the Company's administrative offices to Marietta, Georgia. These decreases were partially offset by increases in the Company's general and administrative expenses to support SST's expanding loan servicing processing center.

Taxes on Income. For the three months ended March 31, 1998, the Company recorded no income tax expenses or benefits. The Company recorded a tax benefit of $0.3 million, which was offset by a valuation adjustment of $0.3 million, for the three months ended March 31, 1997.

Net (Loss) Income. The Company recognized a net loss of $6.4 million for the three months ended March 31, 1998 compared with a net loss of $5.2 million for the three months ended March 31, 1997, an increase of 23.1%. The net loss during the three months ended March 31, 1998 resulted from several factors including:
(i) a write down of $4.1 million in retained interest in securitized receivables and (ii) operating losses incurred while the Company attempts to rebuild its finance contract volume.

Financial Condition

Automobile Finance Receivables, Net. Automobile finance receivables consist of finance contracts held for sale, finance contracts held for investment (including vehicles held in the repossession process) and the Company's lease portfolio. The Company ceased originating lease contracts in the first quarter of its 1996 fiscal year.

Automobile finance receivables, net of allowance for credit losses, increased to $41.5 million at March 31, 1998 from $34.7 million at June 30, 1997, a increase of $6.8 million or 19.8%. Automobile finance contracts increased to $34.8 million at March 31, 1998 from $30.4 million at June 30, 1997, a increase of $4.4 million or 14.5%. Automobile leases decreased to $6.7 million at March 31, 1998 from $11.2 million at June 30, 1997, a decrease of $4.5 million or 40.2%. The allowance for credit losses increased to $8.5 million at March 31, 1998 from $6.9 million at June 30, 1997, an increase of $1.6 million or 23.2%. The increase in reserve for credit losses can be attributed to management's current view of aged receivables and the likelihood of collection.

Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:


                                Year Ended                   Three Months Ended
                                 June 30,        September 30,    December 31,     March 31,
                                    1997             1997             1997             1998
                               -------------     -------------   --------------- ----------
                                                    (dollars in thousands)

Beginning balance.........     $      70,243     $      33,330   $      32,532   $      20,322
Additions.................            13,709                --              --              --
Amortization..............            (1,622)             (798)           (748)           (757)
Write downs...............           (49,000)               --         (11,462)         (4,100)
                               -------------     -------------   -------------   -------------
Ending balance............     $      33,330     $      32,532   $      20,322   $      15,465
                               =============     =============   =============   =============

Delinquency Experience

The following  tables reflect the  delinquency  experience of finance  contracts
acquired,   including   those   sold  in  whole   finance   contract   sales  or
securitization, by the Company at the dates shown:

                                               Finance  Contract Portfolio
                                             At March 31,      At June 30,
                                                 1998             1997
                                                 ----             ----
                                                  (dollars in thousands)
Principal balance
outstanding .............                     $809,004(3)          $813,055(1)
                                              --------             --------
Number of finance
contracts outstanding....                       85,572(3)            75,847(1)
Delinquent loans
 31-59 days..............                      $50,248      6.2%    $71,008     8.7%
 60-89 days .............                       16,118      2.0%     21,831     2.7%
 90 days and over........                       12,936(4)   1.6%      4,781     0.6%
                                                ------    ------     ------     ----
  Total..................                       79,302      9.8%     97,620    12.0%
Finance contracts in repossession
or bankruptcy............                      202,898(5)  25.1%     69,485(2)  8.5%
                                               -------    ------    -------     ----
  Grand Total                                 $282,200     34.9%   $167,105    20.5%
                                              ========    ======   ========    =====

(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.
(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.
(3) Includes all finance contracts except those considered inactive, fully liquidated, have balances less than $1,000, or where risk default insurance has been rejected or paid.
(4) At March 31, 1998, includes delinquent loans in the 90 to 120 days category (see (5) below).
(5) At March 31, 1998, this amount represents contracts in bankruptcy and delinquent loans more than 120 days.

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

If a delinquency exists and default is deemed inevitable or the collateral is in jeopardy, the Company's collections department and or Servicers will initiate appropriate collection efforts that may include repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed automobile is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction, usually within 150 days of the repossession. The Company monitors vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract. Loss deficiency claims under the VSI Policy and credit default insurance policy are appropriately filed.

The Company has experienced claim denials under the RDI policies, which it is contesting. On April 17, 1998, Norwest Bank Minnesota, N.A., as Trustee for the 96-1, 96-2, 96-3, and 97-1 Aegis Auto Receivables Trusts, filed in New Jersey Superior Court a breach of contract and declaratory judgment action against The Connecticut Indemnity Company in connection with Risk Default Insurance policies sold by Connecticut Indemnity. The lawsuit seeks damages and a declaration as to the extent of coverage under the Connecticut Indemnity policies applicable to the Trusts. On May 15, 1998, Connecticut Indemnity removed the case to the
United States District Court for the District of New Jersey. Connecticut Indemnity must respond to the complaint by the first week of July 1998. If the Trustee is unsuccessful in its efforts, the Company may experience an adverse financial impact. The Company reports the remaining deficiency as a net charge-off against the allowance for credit losses for automobile finance receivables owned by the Company. For finance contracts held in securitization trusts, charge-offs are accounted for in accordance with the underlying pooling and servicing agreements.

On an annualized basis through March 31, 1998, the Company's owned and managed liquidated and defaulted receivables rate increased to 29.9% from 22.1% in the fiscal year ended June 30, 1997 and from 13.1% in the fiscal year ended June 30, 1996. Additionally, the Company's net charge-offs as a percentage of the average principal balance outstanding on an annualized basis though March 31, 1998 increased to 19.2% from 12.1% in the fiscal year ended June 30, 1997 and from 6.6% in the fiscal year ended June 30, 1996. The increase in default rates from June 30, 1997 to March 31, 1998 can be attributed to the change in the definition of a defaulted receivable in the purchase facility to 90 days delinquent from other pooling and servicing arrangements which define receivables defaulted at either 120 days or 180 days. The causes for the increase for the Company's net charge-off rate is due to the (i) increase in defaulted receivables, (ii) deterioration in the Company's recovery rates from the disposition of repossessed vehicles, and (iii) slower than expected settlement of credit default insurance claims. Without an improvement in the delinquency and charge-off rates relating to the more recently acquired finance contracts, the Company's decreased ability to continue to obtain credit or securitize its finance contracts would have an adverse effect on the Company's results of operations and financial condition.

The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:

                                                        Fiscal Year Ended          Nine Months
                                                           June 30,(*)              Ended March 31,
                                                       1996           1997              1998
                                                    ----------        -------       -------------
                                                                 (dollars in thousands)
Average principal balance
  outstanding(1).............................      $304,394          $624,341        $811,030
Balance of liquidated and defaulted
  receivables(2).............................       $39,932          $138,008        $181,931
Recoveries (3) and (4).......................        16,039            46,952          55,118
                                                     ------           -------          ------
Gross charge-off(5)..........................        23,893            91,056         126,813
Credit default insurance approvals (6).......         3,849            15,611           9,964
                                                      -----            ------           -----
Net charge-offs..............................       $20,044           $75,445        $116,849
                                                    =======           =======        ========

Liquidated and defaulted receivables
   as a percentage of average principal
   balance outstanding(7)....................        13.1%              22.1%           29.9%
Gross charge-offs as a percentage of
   average principal balance outstanding (7).         7.6               14.6            20.8%
Net charge-offs as a percentage of average
   principal balance outstanding (7).........         6.6               12.1            19.2%

----------
(1) Arithmetic mean of beginning and ending outstanding principal balance, excluding defaulted receivables, of finance contracts acquired including those previously sold in securitization transactions.
(2) Defaults recognized in accordance with the terms underlying the specific pooling and servicing agreements.
(3) Includes proceeds from collateral liquidations, property insurance claims, rebates, borrowers and other sources.
(4) Includes recoveries on liquidated and defaulted receivables recognized in prior periods.
(5) Balance of  liquidated  and  defaulted  receivables  minus recoveries.
(6) Value of credit insurance approvals.
(7) March 31, 1998 percentages are annualized.
(*) The amounts and percentages for the fiscal years ended June 30, 1996 and 1997 have been restated from previously reported information to reflect the change in definition and timing of defaulted receivables.

The Company has prepared analyses, based on its own credit experience and available industry data, to identify the relationship between finance contract delinquency and default rates at the various stages of a finance contract repayment term. The results of these analyses, which have been incorporated into the Company's methodology of determining gains and losses from securitization transactions and valuing retained interests in securitized receivables, suggest that the probability of a finance contract becoming delinquent or going into default is highest during the "seasoning period" that occurs between the sixth and the eighteenth month payment period after the acquisition date.

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

The Company has introduced new products and improved underwriting processes that management believes have reduced delinquencies and losses on the more recently acquired contracts. During the fiscal year ended June 30, 1997, the Company dedicated approximately $3.0 million of working capital to the development and implementation of its own servicing company through its wholly owned subsidiary, Systems and Services Technology, Inc. ("SST"). While SST was developing, the Company contracted for certain collection functions through a sub-servicing agreement with its third party servicer, American Lenders Facility, Inc.("ALFI"). Through this arrangement the Company assumed responsibility for all customer contact with respect to all existing leases and with respect to finance contracts that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract portfolio (including securitized finance contracts) at such time. In January 1997, SST began servicing a portion of the Company's finance contracts from the time of acquisition. As of March 1997, SST was awarded the servicing on all of the Company's finance contracts simultaneously with their acquisition. SST does not perform any servicing on the Company's lease portfolio. The Company continues to perform collection functions under its sub-servicing agreement with ALFI on the remaining finance contracts serviced by ALFI. There can be no assurance that the performance of the Company's portfolio will be maintained, or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will not adversely affect the Company's profitability. In January 1998, the Company agreed, subject to approval by the stockholders and certain creditors of the Company, to sell all of the outstanding stock of its wholly owned subsidiary, SST. The Company intends to continue to have SST service its finance contracts. (See "Liquidity and Capital Resources").

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

Liquidity and Capital Resources

The Company's business requires substantial cash to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire automobile finance contracts pending disposition, primarily through securitization, (ii) cash held from time to time in restricted reserve accounts to support securitization and other securitization expenses, and (iii) cash required to operate its servicing operations. The Company also uses material amounts of cash for operating expenses and debt service. The Company has operated on a negative cash flow basis and experienced significant losses during the past two years. The Company has funded its negative operating cash flows principally through borrowings from III Finance, sales of equity securities and most recently, advances from the proposed sale of SST, its servicing subsidiary (subject to shareholder approval). There can be no assurance that the Company will have access to capital markets in the future or that financing will be available to satisfy the Company's operating and debt service requirements or to implement its business plan and to operate on a positive cash flow basis. If these resources are not available on terms acceptable to the Company, the Company may have to further curtail operations that may result in a new restructuring plan or in discontinuing its operations.

As a result of the factors described below and the absence of committed operating capital, the Company has very little liquidity and its financial condition is precarious. There can be no assurance that the Company's efforts to alleviate its liquidity problems and restore its operations to profitability will be successful. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

As reflected in the accompanying statement of financial condition as of March 31, 1998 and the consolidated condensed statement of operations for the nine months then ended, the Company has suffered substantial losses and, accordingly substantial reductions in stockholders' equity. These negative financial trends have resulted primarily from (i) material increases in delinquencies and losses on owned and managed finance contracts acquired since the Company's inception and, to a lesser extent, (ii) one time charges relating to the consolidation of the Company's operations and relocation of administrative functions to Marietta, Georgia.

The Company's external capital resources primarily consist of its $50 million warehouse credit facility ($75 million prior to February 26, 1998) and the Company's $1.0 billion purchase facility, both of which are provided by III Finance. When the Company securitizes finance contracts through its purchase facility, it repays a portion of its outstanding warehouse indebtedness with the proceeds from such securitization, making such portion available for future borrowing. The terms under the purchase facility provide the Company with a periodic securitization strategy. In the nine months ended March 31, 1998, the Company completed three securitizations totaling $154.3 million under the terms of the purchase facility but the Company completed no securitizations during the three months ended March 31, 1998. Since establishing the purchase facility in March 1997, the Company has sold an aggregate amount of $543.3 million and expects to securitize finance contracts periodically during the year. There can be no assurances that transactions under the purchase facility will be successfully completed. The Company also continues to seek additional arrangements with financial institutions with respect to the disposition of its portfolio assets through securitization, whole loan sale or other exit strategies. In addition, the Company, in the past, had been able to borrow against its retained interests in securitized receivables to provide liquidity. To further enhance the Company's liquidity, its wholly owned subsidiary, SST, began its servicing operations. As a servicer of the Company's finance contracts sold in the securitization process, SST receives its fee for services rendered to the respective trusts directly from those trusts prior to any other distributions. However, under the terms of the Agreement for the sale of SST, SST is restricted from declaring or paying any dividends, distributing any assets or making any loans to the Company.

As of March 31, 1998, the Company was in technical default under its warehouse line and its RTY Financing provided by III Finance for failing to meet certain net worth requirements. On February 26, 1998 the warehouse line was reduced from $75 million to $50 million and the Company obtained waivers of such defaults for all of its facilities with III Finance through March 31, 1998. The Company has negotiated with III Finance to extend waivers of such defaults for all of its facilities with III Finance through June 30, 1998 subject to final approval and execution of the waiver agreements. In connection with the waiver, the Company can incur a shortfall of what it owes III Finance on its monthly pay-downs, not to exceed $500,000.

The Company executed a Stock Purchase Agreement (the "Agreement"), dated as of January 28, 1998, for the sale of all capital stock of its servicing subsidiary, Systems & Services Technologies, Inc. ("SST"), for $7.0 million to Adams, Viner & Mosler, Ltd., and III Associates (collectively referred to as the "Purchasers"), subject to stockholder approval. The Agreement grants the Company the option to repurchase SST at any time on or before December 31, 1998, for $7.0 million plus a 5% premium. Under the terms of the Agreement, SST is restricted from declaring or paying any dividends, distributing any assets or making any loans to the Company. The Company has received advances on the sale of SST of $7.0 million as of March 31, 1998. It is expected that SST will continue to service the Company's finance contracts subsequent to the sale. The Company does not expect to record a gain on this transaction unless and until the repurchase option expires unexercised. In addition, the Company expects to consolidate the results of SST's operations until the repurchase option expires, at which time SST's operations will no longer be consolidated.

The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:

                                                             Nine Months Ended March 31,
                                                              1998               1997
                                                              ----               ----

Net cash used in operating activities                   $    (21,582,368)   $  (35,996,988)
Net cash (used in) provided by investing activities           (1,222,907)       (4,815,733)
Net cash provided by financing activities                     20,840,300        39,420,599
                                                        ----------------    --------------
Net increase (decrease) in cash and cash equivalents    $        480,839    $   (1,392,122)
                                                        ================    ==============

Net cash used in operating activities primarily represents cash flows utilized to support the Company's on-going operations which include (i) the acquisition of finance contracts (including capitalized acquisition costs), net of cash proceeds of sales (including through securitization (no securitization transactions were completed during the three months ended March 31, 1998) and repayments from automobile finance receivables), (ii) costs to maintain its production, marketing, re-marketing and collection activities, and (iii) in the case of the nine months ended March 31, 1998, the costs of relocating the Company's headquarters from New Jersey to Georgia. The source of cash used to acquire finance contracts is generated primarily by financing activities under the Company's warehouse credit facilities.

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

In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a trust which, in turn, sells securities to investors. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the nine months ended March 31, 1998 and 1997, the Company received $2.3 million and $1.4 million, respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the Trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the Trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable Trust. In addition, certain of the Agreements required the Company to deposit additional cash into the Trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the nine months ended March 31, 1997, the Company paid additional cash contributions to certain Reserve Funds of $3.1 million and none for the period ended March 31, 1998.

The purchase facility includes a commitment from III Finance for the purchase of $350.0 million of trust certificates. The Certificates are backed by the Company's finance contracts and are unrated. The $75.0 million warehouse line ($50 million as of February 26, 1998) supports the purchase facility. As of March 31, 1998, the Company securitized an aggregate amount of $543.3 million in seven securitization transactions under its $1 billion purchase facility. Future securitizations under the purchase facility ($456.7 million remained available as of March 31, 1998) are subject to customary conditions and are uncommitted. The purchase facility provides for initial financing through the warehouse line as the finance contracts are acquired and subsequently sold, generally on a monthly basis, into the purchase facility.

The Company's $50.0 million warehouse line supporting the purchase facility, provides the Company with a two year (expiring the sooner of March 13, 1999 or an event of default as defined thereunder) warehouse line bearing interest at LIBOR plus 3% from the date the loan is made with borrowing limits of the lesser of $50.0 million or the sum of (A) 100% of the outstanding principal amount of finance contracts and (B) the lesser of 90% of the outstanding principal amount of non-conforming finance contracts (which percentages are reduced to 80% and 70%, respectively). Proceeds from borrowings under this warehouse facility may be used for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. Concurrent with the closing of the current facility in March 1997, the Company's $50.0 million warehouse credit facility for originating lease transactions was amended to reduce it to the then outstanding balance and no additional borrowing is allowed under the lease facility.

The lease line with III Finance expired March 31, 1998. The Company has negotiated an extension of the maturity date of that facility through June 30, 1998.

For the nine months ended March 31, 1998, the Company securitized approximately $154.3 million of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. During the three months ended March 31, 1998, there were no securitization transactions.

On October 16, 1997, the holders of the Debenture converted the Debenture into non-voting Cumulative Convertible Preferred Stock, Class D ("Class D Preferred Shares"). The Class D Preferred Shares has a 12.75% dividend and a redemption value of approximately $21.1 million, and is redeemable at the holders option, in which event the Company can pay common stock at $1.26 per share (a total of 16,751,412 shares of common stock) rather than cash.

On November 10, 1997, the Company's holders of its $4.0 million subordinated debt with Greenwich Capital Financial Products, Inc., converted the debt into Cumulative Preferred Stock ("Class E and F Preferred Shares"). The debt, with a face value of $4.0 million and an interest rate of 12% was converted into 2,000 shares each of Class E and F Preferred Shares with a 12.0% dividend and a redemption value of $4.0 million. The Class E Preferred Shares are convertible into common stock at $1.26 per share and the Class F Preferred Shares are convertible into common stock at $2.00 per share.

Strategic Plan. The Company's new executive management team has developed and is implementing its strategic business plan (the "Plan") to: rebuild the Company's equity; reduce debt burden as well as the related expense; enhance operating capital; restructure operations and administrative functions to achieve efficiencies and reduce operating expenses; introduce new products and services and restructure existing products to achieve profitability and credit performance in a highly competitive market; and enhance credit management processes.

During the second and third quarter of its current fiscal year, the Company began to execute the Plan to address the current operating losses and liquidity issues. The plan calls for reductions in the Company's overhead by consolidation of operations from Jersey City, New Jersey to Marietta, Georgia. In addition to the consolidation to the Georgia office, the Plan also called for substantial reductions in the work force related to management, production, California servicing, and field representatives. Based on management estimates, staffing reductions and downsizing of space requirements should reduce operating expenses by approximately one-half and still allow the production facility to operate at a capacity up to 2,500 loans per month.

The table below summarizes the effects of the Plan, on current operations for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, net of SST related costs.

                                                           Three Months Ended
                                                     March 31,      March 31,
                                                       1998           1997
                                                          (in thousands)
Salaries and Other Employee Costs                 $     2,324      $      4,505
Other Expenses (excluding interest and provision
  for credit losses)                                    1,925             3,261
                                                  -----------      ------------
Total                                             $     4,249      $      7,766
                                                  ===========      ============

Finance Contracts Acquired                        $    17,341      $    110,580
                                                  ===========      ============

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

Inflation

While inflation has not had a material impact upon the Company's results of operations, there can be no assurance that the Company's business will not be affected by inflation in the future. Increases in the inflation rate generally result in increased interest rates and can be expected to result in increases in the Company's operating expenses. As the Company borrows funds at variable rates and generally acquires finance contracts at an average interest rate of approximately 20%, increased interest rates will increase the borrowing costs of the Company, and such increased borrowing costs may not be offset by increases in the interest rates with respect to finance contracts acquired.

Seasonality

The Company's operations are affected to some extent by seasonal fluctuations. Finance contract acquisitions tend to increase in March through June and September and October, while finance contract acquisitions are lowest in December and January. Delinquencies also tend to be higher during certain holiday periods, particularly at calendar year end.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

On April 17, 1998, Norwest Bank Minnesota, N.A., as Trustee for the 96-1, 96-2, 96-3, and 97-1 Aegis Auto Receivables Trusts, filed in New Jersey Superior Court a breach of contract and declaratory judgment action against The Connecticut Indemnity Company in connection with Risk Default Insurance policies sold by Connecticut Indemnity. The lawsuit seeks damages and a declaration as to the extent of coverage under the Connecticut Indemnity policies applicable to the Trusts. On May 15, 1998, Connecticut Indemnity removed the case to the United States District Court for the District of New Jersey. Connecticut Indemnity must respond to the complaint by the first week of July 1998.

On May 1, 1998, the bankruptcy trustee for The Bennett Funding Group, Inc. filed suit against the Company in the Northern District of New York, captioned In re The Bennett Funding Group, Inc., Debtor, Richard C. Breeden, Trustee of The Bennett Funding Group, Inc., et al., Plaintiff v. The Aegis Consumer Funding Group, Inc., et al., alleging that all transactions between the Debtor and the Company were not arms lengths transactions and that The Bennet Funding Group, Inc. did not receive adequate consideration for such transactions. As a result, the Trustee is asserting that any monies transferred from Debtor to the Company should be returned to the Trustee with interest. The Company believes that it has meritorious defenses to all of the claims alleged by the Trustee.

Item 2. Changes in Securities

(b) - On January 13, 1998, HRO with III Offshore Advisors acting as investment advisor, converted 85 shares of the Company's Series C Preferred Stock into 12,322,783 shares of common stock at a conversion price of $0.7968. According to HRO's Schedule 13-D filing, HRO directly owns 13,135,987 shares of common stock through its ownership of the 21 remaining outstanding shares of the Company's Series C Preferred Stock. As of the date of this report, there are 30 million shares of common stock authorized and outstanding. Accordingly, the redemption of any of the shares for the Company's Series C (or Class D, E, or F) Preferred Stock for Common Stock can not be accomplished without amending the certificate of incorporation of the Company.


Item 3. Defaults Upon Senior Securities

As of March 31, 1998, the Company was in technical default under its warehouse line and its RTY Financing provided by III Finance for failing to meet certain net worth requirements. On February 26, 1998 the warehouse line was reduced from $75 million to $50 million and the Company obtained waivers of such defaults for all of its facilities with III Finance through March 31, 1998. The Company has negotiated with III Finance to extend waivers of such defaults for all of its facilities with III Finance through June 30, 1998, subject to final approval and execution of the waiver agreements. In connection with the waiver, the Company can incur a shortfall of what it owes III Finance on its monthly pay-downs, not to exceed $500,000.

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

Effective  January  21,  1998,  Felice  R.  Cutler  resigned  from the  Board of
Directors.

Effective March 8, 1998, the Board of Directors of the Company elected Cyril Means as Executive Vice President and General Council, Robert Micalizzi as Assistant Treasurer and Vice President, and Troy Cavallaro as Vice President.

On April 24, 1998, the Company received a waiver with respect to the Stock Purchase Agreement for the sale of the stock of SST, allowing SST to pay the Company on or before June 1, 1998, up to $455,000 owed by SST to the Company or its affiliates in respect to the tax sharing arrangement existing between them. On May 12, 1998, the Company received an additional $473,000 under the tax sharing arrangement.

Item 6.

(a) Exhibits -

Exhibit No.

3.1            Amended and Restated Certificate of Incorporation(1).
3.2            Amended and Restated By-laws(1).
3.3            Certificate  of  Designations  for Class D  Redeemable  Preferred
               Stock(2)
3.4 Certificate of Amendment to the Certificate of Designations for Class D Redeemable Preferred Stock(2)
3.5            Certificate  of  Designations  for Class E  Redeemable  Preferred
               Stock(2)
3.6            Certificate  of  Designations  for Class F  Redeemable  Preferred
               Stock(2)


10.108.2 Waiver, dated April 24, 1998, with respect to the Stock Purchase Agreement dated as of January 28, 1998 between The Aegis Consumer Funding Group, Inc., Adams, Viner & Mosler, Ltd. and III Associates.

27             Financial Data Schedule

(1) Incorporated by reference to documents filed as exhibits to the Company's Registration Statement on Form SB-2 originally filed on April 6, 1995 (Reg. No. 33-85836).

(2) Incorporated by reference to documents filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(b)  Reports on form 8-K

     The Company filed a Current Report on Form 8-K, dated January 13, 1998, to report the conversion of 85 shares of Series C Preferred Stock held by HRO into an aggregate of 12,332,783 shares of Common Stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE AEGIS CONSUMER FUNDING GROUP, INC.

Date:  May 20, 1998           By:  /s/Mathew B. Burns
                                  -------------------
                              Mathew B. Burns
                              Chief Executive Officer
                              Signing on behalf of the registrant
                              and as principal financial and
                              accounting officer.