Form 10-K
period 1998-06-30
AEGIS CONSUMER FUNDING GROUP INC; BRILL RADIO INC; BMC HOLDINGS LLC; BRILL MEDIA MANAGEMENT INC; BRILL NEWSPAPER INC; CADILLAC NEWSPAPER INC; CENTRAL MICHIGAN DISTRIBUTION CO INC; CENTRAL MICHIGAN NEWSPAPERS INC; CENTRAL MISSOURI BROADCASTING INC; CMB II INC
filed 1998-07-17
CIK 932278, 320046, 1052572, 1052659, 1052674, 1052676, 1052679, 1052681, 1052683, 1052685

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

  Title of class                            Name of exchange on which registered
  --------------                            ------------------------------------
  Common Stock,                                 The Nasdaq National Market
 $.01 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate   market  value  of  the   Registrant's   Common  Stock  held  by
non-affiliates on September 12, 1996 (based upon the average of the high and low sales prices of such stock as of such date) was approximately $.

     As of September 12, 1997, 17,677,212 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in November 1997 (the "Proxy Statement") is incorporated by reference in
Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                                     PART I

Item 1:  Business.
General

The Aegis Consumer Funding Group, Inc. is a specialty consumer finance company engaged in acquiring, securitizing and servicing automobile retail installment contracts ("finance contracts") originated by factory authorized new car dealers ("Dealers") in connection with the sale of late-model used and to a lesser extent, new cars to consumers with sub-prime credit. The Company targets the higher quality segment of the sub-prime credit market, acquiring finance contracts primarily on used cars that, on average, are 1.7 years old with an original balance of $12,400 and a term of 55 months as of June 30, 1997. The Company has acquired $1.25 billion of automobile finance contracts through June 30, 1997, $1.03 billion of which have been securitized in twenty offerings of asset-backed securities.

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

The Company's strategy is to actively manage credit risk while increasing the volume of finance contracts acquired, securitized and serviced. Key elements of the Company's strategy are:

Active Credit Risk Management. The Company focuses its credit risk management on all aspects of the Company's underwriting, securitization and servicing, with emphasis on collections, of finance contracts. The Company has a credit committee comprised of senior management that continually evaluates the underwriting process, Dealer performance, collection efficiency and portfolio performance. The Company's quality control department reviews, on a sample basis, finance contracts, supporting documentation and compliance with underwriting standards. The Company believes that effective credit risk management will build institutional investor demand for the Company's securitized finance contracts.

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

Servicing. In January 1997, the Company's wholly owned subsidiary, Systems & Services Technologies, Inc. ("SST") began its operations as a loan servicing company designed to service loans acquired by the Company as well as various other types of marginal loans originated by third parties. The Company believes that performing all the servicing functions within the organization will improve the overall performance of automobile receivables acquired by the Company. [EXPAND ON]

Experienced Management and State-of-the-Art Technology. The Company has assembled a management team of experienced personnel who have backgrounds in finance and capital markets, systems development, the automobile industry and securitizations of a variety of receivables. The combined experience of the Company's management has enabled it to develop internally its proprietary AutoMate (finance contract acquisition) and PRIM (Product Reporting and Information Management) computer systems and databases to effectively manage each stage in the financing cycle.

Funding and Liquidity through Securitization. The Company uses warehouse facilities to provide funds for the acquisition of automobile finance contracts and securitization transactions, to reduce the impact of interest rate fluctuations and to reduce its cost of capital relative to traditional sources of corporate debt financing. Through June 30, 1997, the Company had securitized $1.03 billion of automobile finance contracts in twenty-one offerings of asset-backed securities, nine of which were rated A+ and one of which was rated A, in each case by Duff & Phelps Credit Rating Co. ("Duff & Phelps"), and eight pools aggregating approximately $425.8 million which were not rated. In March
1997, the Company secured a $1.0 billion purchase facility (the "Purchase Facility") which was one of the components of a multi-structured finance facility (the "Facility"). The Purchase Facility contains a commitment for the purchase of $350.0 million of subordinated Class B trust certificates which will support the issuance by the Company of $650.0 million of senior Class A trust certificates. The Purchase Facility is supported by a $75.0 million warehouse line. As of June 30, 1997, the Company sold $252.9 million of Class A trust certificates and $136.2 of Class B trust certificates for an aggregate amount of $389.0 million under the Purchase Facility. In addition, in December 1995, the Company entered into a commitment to sell $175 million of sub-prime automobile finance contracts to be resold as asset-backed securities (the "Owner Trust Facility"), of which the Class A Notes are rated AAA by Standard & Poor's Ratings Services ("Standard & Poor's") and Aaa by Moody's Investor Services, Inc. ("Moody's"). As of June 30, 1997, the Company had sold approximately $148.4 million, of automobile finance contracts into the Owner Trust Facility. The Company also has a commitment from Greenwich Capital Markets to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions (the "Securitization Facility") until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million which were rated A+ by Duff & Phelps were completed as of June 30, 1997, pursuant to the Securitization Facility.

Nationwide Diversification with Centralized Operations. The Company currently acquires finance contracts in 28 states and operates two regional processing centers. In May 1997, the Company closed its pocessing center in Irvine, California as part of its effort to further centralize its operations. The Company believes that its centralized operations are a more efficient method of processing finance contracts than operating numerous local facilities. The Company seeks to mitigate the risk of loss due to regional economic downturns and to reduce dependency on a limited number of local markets by maintaining a geographically diverse finance contract portfolio. While the Company establishes and maintains relationships with dealers through sales representatives located in the geographic markets served by the Company, all of the Company's day-to-day operations are centralized at the Company's processing centers in Jersey City, New Jersey and Marietta, Georgia. This structure allows the Company to closely monitor its underwriting operations and eliminates the expenses associated with full-service branch or regional offices.

Distinctive Financing Program. The Company believes that a significant competitive advantage is the financing flexibility it provides to its Dealer base. The Company focuses primarily on the consumer's ability to pay and secondarily on the value of the collateral in making credit decisions. The Company responds to credit applications by determining monthly payment amounts that consumers can afford, rather than limiting its approval to a specific automobile, providing Dealers the flexibility to offer their customers a wide range of automobiles. The Company's principal financing program is one whereby the customer is able to purchase the vehicle without a cash down payment and the Dealer has minimal recourse on the sale. To mitigate its risk in the transaction the Company acquires finance contracts generally at a 10% discount and limits its advance rate to no more than 100% (exclusive of Company sponsored warranties) of manufacturer's suggested retail price ("MSRP") or Kelly Blue Book Guide ("Kelley Blue Book") retail value.

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

The Company has experienced substantial growth since its entry into the automobile finance business in 1993. During the quarter ended March 31, 1997, the Company's finance contracts acquisitions decreased substantially. The decrease in loan acquisitions was a reflection of the Company's change in underwriting guidelines which were implemented in the March 1997 quarter. The Company anticipates maintaining its acquisition levels at approximately $40.0 to $45.0 million per month while it continues to focus on decreasing its loss ratios and costs to acquire finance contracts. The following table represents the Companys quarterly acquisitions and securitizations of sub-prime automobile finance contracts since its inception:

                            Number of                                                                         Amount
                            Dealers at                             Number               Amount               of Finance
                            End of           Number of           of Finance           of Finance             Contracts
Quarter Ended               Quarter(1)       States(2)           Contracts            Contracts             Securitized
-------------               ----------       ---------           ---------            ---------             -----------
                                                          (dollars in thousands)
September 30, 1993              200                8                 282                 $3.1                    $7.5
December 31, 1993               250                8                 263                  2.9                     --
March 31, 1994                  300                9                 880                  9.8                     --
June 30, 1994                   375               14               1,539                 18.0                    18.5
September 30, 1994              550               15               1,723                 20.7                    23.3
December 31, 1994               900               20               1,583                 19.2                    21.0
March 31, 1995                1,000               22               2,688                 32.8                    21.0
June 30, 1995                 1,300               25               4,901                 59.6                    54.0
September 30, 1995            1,600               30               5,943                 72.6                    67.6
December 31,1995              2,000               31               8,190                100.6                    85.4
March 31, 1996                2,500               31              10,569                128.8                   130.1
June 30, 1996                 2,900               32              12,037                149.6                   149.3
September 30, 1996            3,300               30              15,401                190.8                   173.3
December 31,1996              3,700               31              14,584                179.9                     4.9
March 31, 1997                3,900               29               8,992                110.6                   238.7
June 30, 1997                 4,200               31               8,745                110.5                   150.3

----------
(1) Approximate number of Dealers based upon signed agreements with Dealers from whom the Company will accept finance contract applications.

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

                                                                              Finance Contract Acquisitions
                                                                                     Year Ended
                                                  ----------------------------------------------------------------------------------
                                                  June 30, 1993    June 30,1994     June 30,1995      June 30, 1996    June 30, 1997
                                                  -------------    ------------     ------------      -------------    -------------
                                                                               (dollars in thousands)
Original Balance ...........................       $   12,181       $   33,738       $  132,282        $  451,536        $  591,841
Number acquired ............................            1,148            2,964           10,895            36,739            47,722
Average Original balance ...................       $     10.6       $     11.4       $     12.1        $     12.3              12.4
Average discount on contracts
acquired ...................................              8.1%            10.0%             9.9%             10.0%             10.0%
Current balance(1) .........................       $      620       $    6,320       $   49,348        $  283,263           532,232
Average Balance Outstanding(1) .............       $      2.6       $      5.1       $      7.8        $      9.7        $     11.5
Weighted Average Original Term
(in months)(1) .............................             56.9             56.1             55.6              54.5              54.5
Weighted Average Remaining Term
(in months)(1) .............................             14.6             21.5             31.3              39.7              49.4
Weighted Average Annual
Percentage Rate(1) .........................             20.6%            20.1%            20.1%             20.0%             20.4%
Percentage New Cars(1) .....................             35.3%            18.0%            13.0%              7.1%              4.0%
Percentage Used Cars(1) ....................             64.7%            82.0%            87.0%             92.9%             96.0%

-------------
(1)  As of June 30, 1997

                                                       Lease Portfolio
                                                         Year Ended
                                         -------------------------------------------
                                         June 30,1994   June 30,1995   June 30, 1996
                                         ------------   ------------   -------------
                                                    (dollars in thousands)
Original Balance ......................   $   1,571     $  29,905      $     436
Number originated .....................          92         1,914             25
Average Original balance ..............   $    17.1     $    15.6      $    17.4
Average discount on contracts
originated ............................         6.7%          7.1%           7.2%
Current balance(1) ....................   $     543     $  14,540      $     271
Average Balance Outstanding(1) ........   $     8.0     $     8.7      $    11.8
Weighted Average Original Term
(in months)(1) ........................        57.6          55.6           56.2
Weighted Average Remaining Term
(in months)(1) ........................        28.8          33.8           37.8
Weighted Average Annual
Percentage Rate(1) ....................        15.9%         16.5%          17.0%
Percentage New Cars(1) ................        60.9%         16.8%           4.3%
Percentage Used Cars(1) ...............        39.1%         83.2%          95.7%

-------------
(1)As of June 30, 1997

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

The Company continually strives to improve upon the effective evaluation of credit risk, consistency in its credit decisions, the timely communication of credit decisions and its reliability as a funding source. The Company has developed, and is constantly refining, the "in house" processing systems and controls specifically designed to support its evaluation process. The Company utilizes these systems and controls to assess each applicant's ability to repay the amounts due on the finance contract and the adequacy of the financed vehicle as collateral. In addition, the Company utilizes these systems to achieve consistent credit decisions and to reduce the elapsed time between receipt of a credit application from a Dealer and the Company's response to the Dealer. The Company requires each Dealer submitting a finance contract for acquisition to provide certain information to the Company, including a completed signed finance contract application that lists the applicant's assets, liabilities, income, credit and employment history as well as other personal information. The Company does not currently utilize credit scoring in its underwriting process. The Company is currently developing its credit scorecard which is scheduled to be tested in the second quarter of its fiscal year ended June 30, 1998 with full implementation expected to occur in the third quarter ending March 31, 1998. The Company evaluates the applicants' ability to pay by verifying their residence, employment and income and by considering the relationship of their monthly income to monthly auto payment and monthly income to monthly debt burden, including expenses relating to the finance contract under consideration and expenses relating to automobile insurance. The Company also engages in a comprehensive evaluation of at least one credit bureau report from an independent credit bureau. The credit report typically contains information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The purpose of this credit review is to eliminate individuals whose credit quality is deteriorating or suggests too great a probability of default or whose credit experience is too limited for the Company to assess the probability of performance. The Company's underwriting guidelines and processes have remained fairly consistent throughout its history of acquiring automobile finance contracts.

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

The Company has designed its finance programs to limit the loss exposure on each transaction. The Company seeks to control loss exposure by: (i) determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed transaction; (ii) limiting the credit it is willing to extend based upon its assessment of the applicant's ability to meet payment obligations and value of the underlying collateral; (iii) requiring that physical damage insurance naming the Company as loss payee be maintained at all times by the obligor to protect the Company's financial interest (if such insurance lapses, the Company is nonetheless covered under the Company's vehicle single interest insurance policy); (iv) acquiring a security interest in the vehicle financed; and (v) obtaining credit default insurance with respect to most of its finance contracts. The degree of exposure in any transaction is a function of: (a) the creditworthiness of the applicant; (b) the extent of credit granted compared to the value of the underlying collateral; (c) the possibility of physical damage to, or the loss of the collateral; and (d) the potential for any legal impediment to the collection of the obligation or the repossession of the collateral. The Company determines the value of collateral based upon the MSRP if new, or the Kelley Blue Book Guide. The Company has a general policy of not extending credit exceeding 100% (exclusive of Company sponsored warranties, not to exceed an additional $1,500) of either the MSRP or the Kelley Blue Book retail value for a finance contract. While the Company does not require a down payment for finance contracts it acquires, a significant percentage of consumers elect to make a down payment. In the fiscal year ended June 30, 1997, 4.0% of the finance contracts acquired by the Company were new car finance contracts and 96.0% were used car finance contracts.

Upon acquiring a finance contract, the Company acquires a security interest in the vehicle financed. The finance contracts acquired by the Company during the fiscal year ended June 30, 1995, averaged approximately $12,143 and had a weighted average interest rate of approximately 20.2%. Finance contracts acquired during the fiscal year ended June 30, 1996, averaged approximately $12,290 and had a weighted average interest rate of approximately 20.1%. Finance contracts acquired during the fiscal year ended June 30, 1997, averaged approximately $12,402 and had a weighted average interest rate of approximately 20.4%. All finance contracts acquired by the Company are fully amortizing (on the simple interest method) and provide for equal payments over the term of the contract (averaging 54 months). The portions of such payments allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the law of the state in which the finance contract was acquired.

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

Dealer Network

The Company has developed its Dealer base through a team of commissioned field sales representatives employed by the Company. Although the sales representatives have not worked for the Company for a substantial period of time, they have an average of [5.5] years experience in the automobile business. These sales representatives work under the supervision of a national sales manager who has 12 years experience in the automobile business (including over three years with the Company). The Company's sales representatives are assigned to designated territories and are paid on a volume incentive basis with respect to each finance contract acquired.

In addition to commissioned sales representatives, the Company has also engaged three independent exclusive marketing brokers who earn flat fees per finance contract acquired in their designated territory. All of the Company's business generated in such territories is the result of introductions by the independent marketing brokers. In the fiscal year ended June 30, 1997, approximately $136.7 million of finance contracts (approximately 23.1% of all finance contracts acquired during such period), were acquired from Dealers in Florida and Alabama and approximately $35.7 million of all finance contracts acquired in such period (approximately 6.0%) were acquired from Dealers in Louisiana and Mississippi introduced by such independent marketing brokers. In the fiscal year ended June 30, 1996, approximately $97.0 million of finance contracts and $300,000 of leases, (approximately 21.5% and 68.8%, respectively, of all finance contracts acquired and leases originated during such period), were acquired or originated from Dealers in Florida and Alabama and approximately $37.6 million of all finance contracts acquired in such period (approximately 8.3%) were acquired from Dealers in Louisiana and Mississippi introduced by such independent marketing brokers. In the fiscal year ended June 30, 1995, approximately $32.1 million, of finance contracts and leases (approximately 20.7%, of all finance contracts acquired and leases originated during such period), were originated by Dealers in Florida and approximately $25.4 million, of all finance contracts acquired in the fiscal year ended June 30, 1995 (approximately 16.4%), were originated by Dealers in Louisiana introduced by such independent marketing brokers.

The Company continues to explore new marketing strategies in an effort to expand and enhance its Dealer base and finance contract acquisition volume. The Company offers three finance contract programs to Dealers: (i) its zero down-payment program (which accounted for over 90% of the Company's finance contract acquisitions in the fiscal years ended June 30, 1995, 1996, and 1997; (ii) a military program; and (iii) a reduced income program (limited to an 85% advance rate versus 100%). Recently, the Company implemented an extended warranty program with approved warranty service contract carriers. The warranty program allows the cost of an extended warranty to be funded above the Company's typical 100% of MSRP or Kelly Blue Book retail value (within certain limits). In return for each extended warranty purchased, the Company receives a fee. Should the extended warranty be cancelled or the finance contract not go to term, the Company will receive a rebate of the unused premium financed.

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

The Company's field sales representatives identify and target Dealers that have established, or are considering establishing, customer solicitation programs designed to attract sub-prime credit consumers. Each field sales representative typically is responsible for pursuing and maintaining relationships with [75] to [125] Dealers. The Company's field sales representatives train the Dealer's personnel in the Company's finance programs. This training is continuous since dealerships generally experience a relatively high degree of personnel turnover. The training provided by the Company is designed to assist the Dealer in identifying consumers who will qualify for financing by the Company and structuring transactions that meet the Company's requirements. Approved Dealers enter into a non-exclusive written Dealer agreement with the Company (a "Dealer Agreement"). The Dealer Agreements generally provide that finance contracts are sold by the Dealer to the Company "without recourse" to the Dealer, except in limited circumstances including, among others, that: (i) the financed vehicle is not properly registered or titled showing the Company as first lienholder; (ii) the full down payment specified in the contract, if any, was not received by the Dealer; (iii) certain representations and warranties by the Dealer regarding the finance contract, the financed vehicle, the finance contract process and manner of sale are breached or untrue; or (iv) the Dealer has failed to comply with applicable federal and state consumer laws. The Company currently acquires finance contracts at a discount of 10% from Dealers.

The following table indicates, for the states in which the Company acquired finance contracts in the fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997, the total number of factory-authorized Dealers in such states, the number of Dealers from which the Company has acquired finance contracts and the finance contract acquisition volume of the Company in dollars for such periods.

                                                                 Fiscal Year Ended
                    --------------------------------------------------------------------------------------------
                                      June 30, 1993               June 30, 1994              June 30,1995
                                  ----------------------      ----------------------      ----------------------
                                                              (dollars  in thousands)
                     Factory-                   Finance                     Finance                     Finance
                    Authorized   Originating    Contract    Originating     Contract    Originating     Contract
State               Dealers(1)    Dealers       Volume        Dealers       Dealers       Dealers        Volume
-----               --------      --------      --------      --------      --------      --------      --------
Alabama ......           370             3      $     92             5      $    689             2      $    286
Arizona ......           205             9           450             8           883            13         1,451
California ...         1,705           149         6,948            69         1,772            23           539
Colorado .....           270            --            --            --            --             2            47
Connecticut ..           340            --            --            --            --            10           869
Florida ......           935            --            --            59         5,947           149        18,955
Georgia ......           590            37         4,259            84        12,357           107        16,900
Illinois .....         1,155            --            --            --            --            --            --
Indiana ......           625            --            --            --            --            28         1,994
Kansas .......           335            --            --            --            --            --            --
Kentucky .....           350            --            --            --            --            --            --
Louisiana ....           335            --            --             4            91            67        25,402
Maryland .....           590            --            --             1            12             4           516
Michigan .....            --            --            --            --            --            --            --
Missouri .....           555            --            --             3            85             3            31
Mississippi ..           245            --            --            --            --             3           226
Nevada .......            90             6           127             2            20            16         1,457
New Jersey ...           700             7           130            57         4,267            66         4,576
New Mexico ...           135             2            32            --            --             3           149
New York .....         1,350            --            --            --            --            45         3,250
North Carolina           700             1            21             8         5,227            51        28,928
Ohio .........         1,070            --            --            --            --            40         2,220
Pennsylvania .         1,410            --            --            16         1,049            51         5,260
South Carolina           325             2            48            13         1,127            26         3,868
Tennessee ....           420             1            16            --            --            14         1,223
Texas ........         1,329            --            --            --            --            47         6,181
Virginia .....           580             1            22             2            --            19         1,930
West Virginia            220            --            --            --           212            21         5,699
Other ........           560             1            36            --            --            10           337
                    --------      --------      --------      --------      --------      --------      --------
                      17,494           219      $ 12,181           331      $ 33,738           820      $132,294
                    ========      ========      ========      ========      ========      ========      ========
                                           Fiscal Year Ended
                           --------------------------------------------------
                               June 30, 1996               June 30, 1997
                           ----------------------     -----------------------
                                         (dollars in thousands)
                                          Finance                    Finance
                         Originating     Contract    Originating     Contract
State                      Dealers        Volume        Dealer        Volume
-----                      --------      --------      --------      --------
Alabama ......                   21      $  3,609           118      $ 44,838
Arizona ......                   21         1,843            36         6,317
California ...                    7           385             4           182
Colorado .....                   28         1,381            15           626
Connecticut ..                    5         4,453             1         1,106
Florida ......                  291        93,472           334        91,812
Georgia ......                  164        64,933           227        86,245
Illinois .....                   58         2,839            49         4,513
Indiana ......                   44         5,694            48         7,552
Kansas .......                   27         2,444            36        11,987
Kentucky .....                   40         3,426            55         5,725
Louisiana ....                   96        30,355            91        20,201
Maryland .....                   22         2,355            49         4,357
Michigan .....                   --            --            78         6,366
Missouri .....                   54         6,108           100        14,546
Mississippi ..                   33         7,233            62        15,462
Nevada .......                   20         4,744            23         3,346
New Jersey ...                   75         8,934            73         5,631
New Mexico ...                   16         1,756            21         2,617
New York .....                  116        10,009           110         7,235
North Carolina                  103        68,459           142        67,869
Ohio .........                   65        10,215           101        17,811
Pennsylvania .                  101        13,252           121        13,360
South Carolina                   55         9,301            94        14,348
Tennessee ....                   62        10,161           103        22,263
Texas ........                  227        57,902           263        69,317
Virginia .....                   85        10,816           120        17,145
West Virginia                    54        14,585            64        28,459
Other ........                   26           872            11           605
                           --------      --------      --------      --------
                              1,916      $451,536         2,549      $591,841
                           ========      ========      ========      ========

-------------
(1)  Source:  National  Automobile  Dealers  Association  (data as of January 1,
     1996).

During the fiscal year ended June 30, 1997, no single dealer accounted for more than 1.0% of the finance contracts acquired, and no group of Dealers under Common control accounted for more than 2.3% of the finance contracts acquired for the fiscal year ended June 30, 1997. During the fiscal year ended June 30, 1996, no single Dealer accounted for more than 1.5% of the finance contracts acquired, and only one group of Dealers under common control accounted for approximately 5.1% of the finance contracts acquired for the fiscal year ended June 30, 1996. During the fiscal years ended June 30, 1994 and 1995, City Chevrolet Automotive Company, in Charlotte, North Carolina, accounted for approximately 12.6% and 4.5%, respectively, of the finance contracts acquired and leases originated by the Company during such periods, and Dealers in the Hendrick Automotive Group, including City Chevrolet Automotive Company, accounted for approximately 16.5% and 12.5%, respectively, of the finance contracts and leases acquired or originated during those periods. No other Dealer accounted for more than 5.0% and 3.0% of the finance contracts acquired in the fiscal years ended June 30, 1994 and 1995, respectively.

Warehouse Credit Facilities

The Company currently operates primarily under a $75.0 million warehouse facility for financing new acquisitions of automobile finance contract receivables which is provided by III Finance Ltd. In addition to the above facility, the Company's leases are financed under a warehouse facility that no loner provides for new financing since the Company has not originated leases since its September 1995 quarter. At June 30, 1997, the Company had $65.1 million available under its finance contract warehouse facility and had $7.6 million outstanding under its lease facility. Under the terms of these facilities, the loss of certain executive officers of the Company in their present capacities with the Company and /or certain of its subsidiaries would constitute an event of default, provided the loss was not for cause as defined in their respective employment agreements. To the extent the Company would be unable to secure alternative sources of funding, the loss of these facilities could have an adverse impact on the Company's finance contract acquisition activities.

Securitization Program

The periodic securitization of finance contracts is an integral part of the Company's automobile finance program. Securitizations enable the Company to reliquify and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. Through June 30, 1997, the Company completed twenty-one privately placed automobile finance contract securitizations of approximately $1.03 billion of automobile finance contracts. Nine of such securitizations were rated A+ by Duff & Phelps. In March 1997, the Company secured a $1.0 billion purchase facility (the "Purchase Facility") which was one of the components of a multi-structured finance facility (the
"Facility"). The Purchase Facility contains a commitment for the purchase of $350.0 million of subordinated Class B trust certificates which will support the issuance by the Company of $650.0 million of senior Class A trust certificates. The Purchase Facility is supported by a $75.0 million warehouse line. As of June 30, 1997, the Company sold $252.9 million of Class

A trust certificates and $136.2 of Class B trust certificates for an aggregate amount of $389.0 million under the Purchase Facility. In addition, in December 1995, the Company entered into a commitment to sell $175 million of sub-prime automobile finance contracts to be resold as asset-backed securities, which was rated AAA by Standard & Poor's and Aaa by Moody's. As of June 30, 1997, the Company sold approximately $148.4 million of automobile finance contracts into this facility. In October 1996, it was determined that the finance contracts underlying the securities were not performing in accordance with levels required under Owners Trust Agreement. This event terminated the Company's remaining commitment of $26.6 million. In May 1996, the Company obtained a firm commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Three securitizations aggregating $307.0 million which were rated A+ by Duff & Phelps were completed as of June 30, 1997, pursuant to this commitment.

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

Upon each securitization, the Company recognizes the sale of finance contracts and records a gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interest, net of acquisition discounts and other deferred origination costs. The Company values each retained interest by calculating the net present value of its expected residual cash distributions from the trust. The calculation of the gain or loss and of the retained interest arising from the securitizations embody prepayment, delinquency, default, recovery and interest rate assumptions that the Company believes are reasonable and consistent with assumptions that other market participants would use for similar financial instruments, and are discounted assuming an interest rate that the Company believes a third party purchaser of such financial instrument would demand. If actual experience differs from these assumptions, additional gains or losses to the Company would result. During the fiscal year ended June 30, 1997, the Company's actual experience significantly differed from its original assumptions utilized in recognizing the initial gain on securitization transactions. These differences resulted in additional losses of approximately [$31.0] million in the fiscal year ended June 30, 1997. The Company also recognized losses of approximately $7.5 million in the year ended June 30, 1996. At June 30, 1997, the Company held retained interests from the securitization of receivables which were carried at an aggregate of value [$70.2] million which are pledged to secure borrowings of [$29.8] million.

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

Servicing

In January 1997, the Company's wholly owned subsidiary, SST, began its operations and hence servicing the Company's finance contracts acquired. While SST was in its start up phase , the Company phased in its servicing of finance contracts by SST from January 1997 through March 1997. In may of 1997, the Company, transferred the servicing rights of an additional [$653.0] million of finance contracts to SST. SST is now servicing ____% of the Company's total remaining finance contracts acquired. The balance of the Company's finance contracts and lease portfolio is serviced by its initial servicer, American Lenders Facilities, Inc. (a wholly owned subsidiary of CIGNA Corporation ("ALFI")). The Company paid a fee of $5.00 per contract to transfer the servicing to SST. SST operates out of a renovated [ ______ ] square foot building in St. Joseph, Missouri.

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

In  April  1996,  the  Company  renewed  its  sub-servicing  agreement  with its third-party servicer, providing for the transfer of specific collection functions to the Company. Through this arrangement, the Company assumed responsibility for all consumer contact with respect to all leases and finance contracts acquired that were included in the Company's December 1994 securitization transaction and all finance contracts acquired thereafter. In addition, the Company assumed responsibility for liquidation activities on its entire finance contract purchase program at such time. The Company receives a fee from the third-party servicer for performing these functions. Due to the transfer of servicing to SST, the Company is currently the sub-servicer of approximately [$ _____ ] million or _______ %, including its lease portfolio if ts outstanding automobile finance receivables. The Company, as sub-servicer, monitors the payment of the receivables, investigates delinquencies, communicates with the consumer to obtain timely payments, when necessary (through sub-contractors) repossesses and disposes of the financed vehicle and generally polices the receivable and its related collateral. If payment is not received within one day of its due date, the Company takes action by either mailing a written notice to the consumer or contacting the consumer by telephone. It is the Company's policy generally to work with the consumer to permit the consumer to keep the vehicle and continue payments. The Company believes that this policy is in the best interest of the Company, the participating Dealer and the consumer, as it builds goodwill and long term customer relationships and increases the possibility of the ongoing collectibility of the amount due. If a consumer misses a second monthly payment and is delinquent in his or her payment by more than 35 days and the Company has satisfactory reason to believe the consumer will not pay, the Company will initiate the necessary steps to repossess the vehicle. If the value received as a result of repossession and subsequent sale is materially less than the remaining balance on the receivable, the Company will seek to hold the consumer liable for the deficiency. The Company utilizes third party collection agencies to pursue such deficiency balances.

Delinquency Control And Collection Strategy

The Company (including SST) and, with respect to a limited number of accounts, ALFI, reviews any account that reaches 31 days of delinquency to assess the collection efforts to date and to refine, if appropriate, the collection strategy. The Company does not allow finance contracts to be re-written but allows finance contracts to be extended in certain limited circumstances. The Servicer and the Company generally will design a collection strategy that includes a specific deadline within which the obligation must be collected. Accounts that have not been collected during such period are again reviewed, and, unless there are specific circumstances which warrant further collection efforts, the account is assigned to independent bonded agencies for repossession. Repossessed vehicles are generally resold by the Servicer or the Company in its capacity as sub-servicer through wholesale auctions which are attended principally by Dealers. Such auctions typically result in an average recovery of [57.4%] of the outstanding finance contract balance or approximately [ ____ %] of the Kelley Blue Book wholesale value.

For financial reporting purposes, the Company recognizes losses based on the aging profile of delinquent finance contracts. For purposes of reporting charge-off ratios, the Company reports both gross and net losses when all potential recoveries on a defaulted receivable have been realized. For the fiscal years ended June 30, 1995, 1996, and 1997, the Company's net loss ratio, based on the average outstanding finance contracts, including those finance contracts sold in securitization transactions, was 0.8%, 1.2% and 4.7%, respectively. Net losses reflect all recoveries including proceeds for the sale of the repossessed vehicles, risk default and other insurance proceeds, net of related repossession and disposition costs. As of June 30, 1997, the Company had 2,212 vehicles in repossession inventory with an outstanding finance contract balance of $25.5 million (3.5% of the average outstanding finance contract balance) and 4,879 finance contracts with an outstanding finance contract balance of $33.3 million (4.5% of the average outstanding finance contract balance) which were liquidated at auction and awaiting other recoveries. In accordance with the Company's reporting policy, the losses relating to these finance contracts will be reflected in the charge off ratios reported in future reporting periods.

A majority of the Company's portfolio of finance contracts are insured for credit default (see discussion below) ("RDI"). The Company, since its inception, has insured its portfolio under this type of insurance; however, the structure of the policy has differed over this time frame. Its initial policy provided for a cash reserve deposit thereby decreasing the Company's net loss experience. Over time, in an effort to preserve cash, the Company structured its RDI policy to incorporate a self insured retention ("SIR"). This structure remains in force today. The SIR results in increased net losses due to the Company's responsibility for the first six to ten percent of losses, depending upon the policy in which the respective contract is insured under. As a result, the Company has reported an increase in its net loss experience. Upon receipt of all anticipated recoveries, the Company charges off any remaining balance on a receivable-by-receivable review.

Management Information Systems

The Company believes that high levels of automation are essential both for its efficient operations and to maintain its competitive position. The Company has spent in excess of $4.0 million developing and maintaining the AutoMate, LeaseMate and PRIM (Product Reporting and Information Management) computer systems and databases and its servicing platform at SST. AutoMate is the acquisition software for finance contracts and LeaseMate is the origination software for leases. They are on-line, real-time systems employing advanced database management techniques. In addition to accumulating all relevant borrower and asset information, AutoMate and LeaseMate automatically request and receive credit reports from credit bureaus, create and merge all Dealer, borrower or lessee and internal documentation, automatically fax the appropriate documents to their destinations and prompt underwriting personnel through verification phone calls. An electronic copy of all documentation is kept on-line for an extended period of time and off-line indefinetely. Prior to funding, AutoMate and LeaseMate perform over 100 data integrity, underwriting guideline and numerical accuracy checks. [Need expansion for SST Servicing Software from Matthew Burns]

Insurance

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

Physical Damage and Loss Coverage. The Company initially relies on the requirement, set in its underwriting criteria, that each consumer maintain adequate levels of physical damage loss coverage on the respective financed vehicles. The servicer, either ALFI or SST, tracks the physical damage insurance of consumers, and contacts consumers in the event of a lapse in coverage or inadequate documentation. In addition as of [ ______ ] 1997, the Company's VSI carrier implemented a insurance tracking system in order to ascertain that the consumer is maintaining the appropriate insurance coverage on their vehicles. If the consumer has lapsed their insurance, a policy is offered to the consumer at $ ____ . Moreover, the Servicer is obligated, subject to certain conditions and exclusions, to assist the processing of claims under the VSI Policy. Guaranty National will insure each financed vehicle securing a contract against: (i) all risk of physical loss or damage from any external cause to financed vehicles which the Company holds as collateral; (ii) any direct loss which the Company may sustain by unintentionally failing to record or file the instrument evidencing each contract with the proper public officer or public office, or by failing to cause the proper public officer or public office to show the Company's encumbrance thereon, if such instrument is a certificate of title;
(iii) any direct loss sustained during the term of the VSI Policy by reason of the inability of the Company to locate the consumer or the related financed vehicle, or by reason of confiscation of the financed vehicle by a public officer or public office; and (iv) all risk of physical loss or damage from any external cause to a repossessed financed vehicle for a period of 60 days while such financed vehicle is (subject to certain exceptions) held by or being repossessed by the Company.

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

Since  August  1995,  the  Company  has relied  upon a series of credit  default insurance policies purchased through The Connecticut Indemnity Company ("Connecticut Indemnity" ) or Empire Fire and Marine [a subsidiary of the Zurich] ("Empire"). Unlike the insurance provided by AESIC, these policies do not require the Company to deposit moneys to segregated accounts to pay losses. Instead, each of the Connecticut Indemnity policies provide that the Company bear losses until such loss exceeds 8% or 10% of the aggregate amount insured under that policy. Connecticut Indemnity or Empire is obligated to pay all losses in excess of this amount to the insured.

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

Regulation

The Company acts as a sales finance company in [38 states] and is licensed and/or registered in each state where it is required to be licensed. The Company is subject to varying degrees of regulation and periodic examination in such states. In addition, numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. The laws of some states impose finance charge ceilings and other restrictions on consumer transactions and may require certain contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such finance contract liable to the obligor thereon for any violations by the assignor. The Company verifies the accuracy of disclosure for each receivable that it purchases; however, the Company, as an assignee of finance contracts, may be unable to enforce some of its finance contracts or may be subject to liability to the obligors under some of its finance contracts if such finance contracts do not comply with such laws.

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

Certain of the states in which the Company operates prohibit Dealers from charging a finance charge in excess of statutory maximum rates. Finance charges include interest and any cash sale differential. The Company's agreements and other communications with Dealers stress the importance of Dealers' compliance with all applicable laws. The Company's contractual agreements with Dealers obligate Dealers to comply with all applicable laws, and provide that each Dealer must indemnify the Company for any violation of law relating to a finance contract acquired from the Dealer. Every obligor (as part of the standard financing documentation) currently acknowledges by signing the retail installment contract that the obligor is aware, and approves, of the Dealer's intended sale of the finance contract at a discount to the Company. To the best of the Company's knowledge, the obligor was not quoted a lower price for a cash purchase. Further, it is the Company's policy to terminate its relationship with any Dealer where the Company becomes aware of such incidents perpetrated either with the knowledge or tacit assent of the Dealer or by more than one salesperson at a particular Dealer. [As of June 30, 1997, no Dealer had been so terminated.] [To the knowledge of the Company, no action has been brought or is currently threatened or contemplated against the Company alleging that Dealers regularly charge cash sale differentials.] Nevertheless, if it were determined that a material number of finance contracts acquired by the Company involved violations by Dealers of applicable laws and regulations, the Company's financial position could be materially adversely affected and a widespread pattern of violation by Dealers could have a material adverse effect on the Company's future prospects.

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

Employees

As of August 31, 1997, the Company and its subsidiaries employed 550 persons, including five in senior management and 280 in finance contract acquisition and administrative support and 265 persons in finance contract servicing, including 2 in senior management. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Item 2: Properties.

Properties and Facilities

The Company's headquarters are located in approximately 30,000 square feet of leased space at 525 Washington Boulevard, Jersey City, New Jersey. The lease for such facility expires in August 2005. The Company's headquarters contain the Company's executive offices as well as those related to automobile finance contract acquisitions. The Company also has leases for office space in Irvine, California (expiring April 1999); Marietta, Georgia (expiring June 2005); and Merriam, Kansas (expiring December 1999) aggregating approximately [50,800] square feet. Such facilities are used for finance contract acquisitions, systems technology, sub-servicing and sales support. The Company, through its subsidiary SST, owns a _____ square foot building in St. Joseph, Missouri. Such facility is used for its servicing operations. The building was purchased for $_______ and has a outstanding mortgage of $_______ million.

Item 3:  Legal Proceedings.

Litigation

[On April 28, 1996, Star Holdings, Inc. d/b/a The Sloane Organization filed a complaint against the Company in the United States District Court for the Southern District of New York, captioned Star Holdings, Inc. d/b/a The Sloane Organization vs. Aegis Consumer Funding Group Inc., alleging that it was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996. The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities through Greenwich Capital Markets, Inc. ("Greenwich Capital") in March 1996. On July 3, 1996, Star amended its complaint (as so amended, the "Amended Complaint") to claim fees under the finder's agreement and under the same common law principles cited in the original complaint, as well as additional theories asserted in the Amended Complaint in connection with the series of financing arrangements entered into by the Company and Greenwich Capital and in connection with a potential sale of common stock of the Company beneficially owned by Patrick Bennett to a purchaser allegedly introduced to Mr. Bennett by Star. The Amended

Complaint seeks damages of at least $15.8 million, punitive damages of at least $525,000, reimbursement of expenses for $20,000, declaratory relief, costs, administrative fees and such other relief as the court deems appropriate. On July 15, 1996 the Plaintiff filed a motion (the "Attachment Motion") to attach the Company's assets based on allegations that the Company is dissipating its assets. The Company has filed responsive papers to the Attachment Motion. Additionally, the Company has filed a Motion to Dismiss most of the counts in the Amended Complaint. Star has filed a response to the Company's Motion seeking summary judgment on the Amended Complaint. The Company believes it has meritorious defenses to the allegations in the Complaint, the Amended Complaint, the Attachment Motion and the Motion for Summary Judgment and intends to defend the matter vigorously.]

[On May 2, 1996, a purported class action lawsuit on behalf of Josephine Thornton and other individuals, captioned Josephine C. Thornton, et al., on behalf of themselves and all others similarly situated vs. Bennett Finance Inc. et al., was filed in the New York Supreme Court for New York County against Bennett Finance Inc. and various other persons and entities alleged to have been affiliated with or employed by The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"). Other entities, including the Company, were named as defendants because they were allegedly alter egos and agents for Patrick Bennett, Michael Bennett, their parents and certain other named individual defendants. It is further alleged that, as such alter egos and agents, the corporate defendants, including the Company, engaged in common law fraud, negligent misrepresentations, deceptive acts or practices, sale of unregistered securities and breaches of fiduciary duty in connection with the financing activities of Bennett Funding and Bennett Management. Plaintiffs in this action seek an accounting, unspecified compensatory and punitive damages, injunctive relief, costs, attorneys' fees and such other relief as the court deems appropriate. The Company believes that the allegations as set forth in the complaint are without merit and intends to defend the matter vigorously.]

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

There were no submissions of matters to a vote of security holders.

                                     PART II

Item 5:  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "ACAR". The following table sets forth, for the periods indicated, the high and low per share sales prices for the Common Stock as reported on the NNM.

                                                        Price of Common Stock
                                                        ---------------------
                                                        High              Low
                                                        ----              ---
Fiscal year ended June 30, 1995:
Quarter ended June 30, 1995 ( from April 6, 1995)      $8 1/4           $7 1/4


Fiscal year ended June 30, 1996:
Quarter ended September 30, 1995                       $8 3/8           $7
Quarter ended December 31, 1995                         8 3/4            7
Quarter ended March 31, 1996                            7 1/2            5 5/8
Quarter ended June 30, 1996                             6 5/8            5

Fiscal year ended June 30, 1997:
Quarter ended September 30, 1996                       $5 3/4           $3 7/8
Quarter ended December 31, 1996                         5 1/2            2 3/8
Quarter ended March 31, 1997                            3 1/2              31/32
Quarter ended June 30, 1997                             1 11/32            5/8

As of August 29, 1997, there were approximately[ 3,000] holders of record of the Company's Common Stock.

The Company's capital stock consists of 30,000,000 authorized shares of common stock, par value $.01 per share, of which, as of August 29, 1997, 17,677,217 shares were issued and outstanding; and 2,000,000 authorized shares of preferred stock, par value $.10 per share, of which, as of August 29, 1997, 1,100 shares were authorized as Series C with 920 shares issued and 306 shares were outstanding and 21, 350 shares were authorized as Series D with no shares issued not outstanding.

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

The transfer agent and registrar for the Company's Common Stock is FCTC Transfer Services, 111 Wood Avenue South, Suite 206, Iselin, NJ 08830.

Item 6:  Selected Financial Data.

                                                                                          Year Ended June 30,
                                                                   ---------------------------------------------------------------
                                                                      1993        1994           1995         1996         1997
                                                                   ---------    ---------      ---------    ---------    ---------
                                                                                          (dollars in thousands)
Statement of Income Data:
Auto Finance Revenues
   Gains (losses) from securitization transactions                 $      --    $   2,876(1)   $   9,523    $  32,429    ($  9,439)
   Interest Income                                                        --        1,321          6,710       13,406       26,259
   Fees and commissions                                                  438        2,294            259          274          138
   Other income                                                           --           --            230          113        1,141
                                                                   ---------    ---------      ---------    ---------    ---------
      Total auto business revenues                                       438        6,491         16,722       46,222       18,099
Other business revenues(2)                                             5,926        4,686          1,088          106           --
                                                                   ---------    ---------      ---------    ---------    ---------
           Total revenues                                              6,364       11,177         17,810       46,328       18,099
                                                                   ---------    ---------      ---------    ---------    ---------
Operating Expenses
   Salaries and other employee costs                                   2,701        3,568          3,897        8,266       14,325
   Interest expense                                                       --          968          4,794       10,091       16,486
   Provision for credit losses                                            --          287            941        3,505        9,427
   Other operating expenses                                            3,016        3,599          4,511        6,898       12,790
                                                                   ---------    ---------      ---------    ---------    ---------
      Total operating expenses                                         5,717        8,422         14,143       28,760       53,028
                                                                   ---------    ---------      ---------    ---------    ---------
   Charge for release of Escrowed Shares (3)                              --           --            879          807           --
                                                                   ---------    ---------      ---------    ---------    ---------
   Operating income (loss)                                               647        2,755          3,042       16,761      (34,929)
                                                                   ---------    ---------      ---------    ---------    ---------

   Provision for (recovery of) income taxes                              334        1,352          1,768        7,472       (8,427)
                                                                   ---------    ---------      ---------    ---------    ---------
   Net income (loss)                                               $     313    $   1,403      $   1,274    $   9,289    ($ 26,502)
                                                                   =========    =========      =========    =========    =========

Net income (loss) available for common stockholders                $     313    $   1,178      $   1,079    $   9,018    ($ 26,694)
                                                                   =========    =========      =========    =========    =========
Portfolio Data:
Number of finance contracts acquired                                   1,148        2,964         10,895       36,739       47,722
Amount of finance contracts acquired                               $  12,181    $  33,738      $ 132,294    $ 451,536    $ 591,841
Weighted average size of finance contracts acquired                $    10.6    $    11.4      $    12.1    $    12.3    $    12.4
Weighted average interest rate of finance contracts
   acquired                                                             20.6%        20.1%          20.2%        20.1%        20.4%
Finance contract portfolio securitized                             $   4,289    $  26,043      $ 119,251    $ 432,410    $ 567,181
Repossession Inventory:
   Number of vehicles                                                      9           30             78          698        2,212
   Defaulted principal balance                                     $      99    $     322      $     840    $   7,861    $  25,500
Finance Contracts liquidated awaiting other recoveries:
   Number of vehicles                                                     11           25             30        1,552        4,879
   Defaulted principal balance                                     $      53    $     124      $     122    $   9,212    $  33,348
Gross charge-off ratio(4)(5)                                             0.4%         2.1%           3.4%         2.4%         6.7%
Net charge-off ratio(4)(6)                                               N/M          0.2%           0.8%         1.2%         4.7%
Number of leases originated(7)                                            --           92          1,914           25           --
Amount of leases originated(7)                                     $      --    $   1,571      $  29,025    $     436    $      --
Weighted average interest rate of leases
 originated(7)                                                           N/A         15.8%          16.6%        17.1%          --
Operating Data:
Finance contract portfolio outstanding(8)                          $  11,156    $  38,844      $ 146,557    $ 500,694    $ 813,055
Delinquency (>30 days) ratio(9)                                          3.8%         0.7%           6.5%         9.0%        12.0%
Loans in repossession or bankruptcy(10)                                  1.9%         2.7%           2.3%         4.2%         8.5%
                                                                   ---------    ---------      ---------    ---------    ---------
Total delinquencies                                                      5.7%         3.4%           8.8%        13.2%        20.5%
                                                                   =========    =========      =========    =========    =========
Number of states                                                         N/M           14             25           32           31
Number of Dealers                                                        N/M          375          1,200        2,900        4,200
Number of sales representatives                                          N/M            8             24           49           38

                                                                                             At June 30,
                                                                --------------------------------------------------------------------
                                                                  1993           1994           1995           1996           1997
                                                                --------       --------       --------       --------       --------
Balance Sheet Data:
Cash and cash equivalents                                       $    495       $    981       $  5,971       $  3,091       $  4,485
Automobile finance receivables, net                                   --         15,788         39,784         41,058         33,572
Retained interests in securitized receivables                      1,243          4,434         23,985         70,243         51,330
  Total assets                                                     4,442         23,527         84,737        121,452        101,799
Warehouse credit facilities                                           --         15,260         48,162         37,154         17,407
Notes payable                                                         --             --         12,956         29,897         38,409
Subordinated debentures                                               --             --             --             --         24,032
Stockholders' equity                                               2,677          4,083         15,697         33,991          7,423

-----------
(1) Includes approximately $678,000 in gains realized from related parties in connection with securitization transactions.

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

QUARTERLY FINANCIAL DATA:

Summarized financial data is as follows (dollars in thousands, except for per share amounts):

                                                                                  Quarter Ended
                                             ---------------------------------------------------------------------------------------
                                             Sept. 30,  Dec. 31,   March 31,  June 30    Sept. 30,  Dec. 31,    March 31,   June 30,
                                               1995       1995       1996       1996       1996       1996        1997        1997
                                             --------   --------   --------   --------   --------   --------    --------    --------
Revenues                                     $  9,158   $  9,405   $13,064   $ 14,700   $ 13,689   ($22,532)   $ 15,607    $ 11,336
                                             --------   --------   -------   --------   --------   --------    --------    --------
Interest expense                                2,124      2,459     2,723      2,784      3,014      4,214       6,447       2,812
Other expenses                                  3,386      3,720     5,824      6,547      5,361     10,759       9,926      10,497
                                             --------   --------   -------   --------   --------   --------    --------    --------
Total expenses                                  5,511      6,179     8,547      9,331      8,374     14,973      16,372      13,309
                                             --------   --------   -------   --------   --------   --------    --------    --------

Net income (loss) before income
 taxes (benefit)                                3,647      3,227     4,517      5,369      5,315    (37,505)       (765)     (1,973)
Provision for income taxes                      1,641      1,384     1,988      2,460      2,179    (10,606)         --          --
                                             --------   --------   -------   --------   --------   --------    --------    --------

Net income (loss)                            $  2,006   $  1,844   $ 2,529   $  2,909   $  3,136   ($26,899)   ($   765)   $  1,973
                                             ========   ========   =======   ========   ========   ========    ========    ========
Net income (loss) available to shareholders  $  2,006   $  1,844   $ 2,529   $  2,768   $  3,136   ($26,958)   ($   810)          0
                                             ========   ========   =======   ========   ========   ========    ========    ========
Net income (loss) per common share:
            Primary                          $   0.15   $   0.13   $  0.17   $   0.19   $   0.19    ($  1.68)   ($  0.05)
                                             ========   ========   =======   ========   ========    ========    ========
            Fully Diluted                    $   0.14   $   0.12   $  0.16   $   0.18   $   0.19    ($  1.68)   ($  0.05)
                                             ========   ========   =======   ========   ========    ========    ========

The quarters ended December 31, 1995, March 31, 1996, June 30, 1996, September 30, 1996, December 31, 1996 and June 30, 1997 included write downs on retained interests in securitized receivables of $1.5 million, $2.5 million, $3.5 million, $2.0 million, $29.0 million and [$14.0] million, respectively.

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

Overview

     The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by Dealers in connection with the sale of late-model used and, to a lesser extent, new cars to consumers with sub-prime credit. Since commencing the acquisition of finance contracts in May 1992, through June 30, 1996, the Company has acquired approximately $ _____ million of finance contracts, of which $_____ million have been securitized in thirteen offerings of asset-backed securities.

     The following table illustrates the Company's finance contract acquisition volume, total revenue, securitization activity and servicing portfolio during the past nine fiscal quarters.

                                                                         For the Quarters Ended
                                   -------------------------------------------------------------------------------------------------
                                   June 30,   Sept. 30,  Dec. 31.   Mar. 31,   June  30,  Sept. 30,  Dec. 31.    Mar. 31,  June  30,
                                     1995       1995       1995       1996       1996       1996       1996        1997       1997
                                   --------   --------   --------   --------   --------   --------   --------    --------   --------
                                                                              (dollars in thousands)
Number of finance contracts
acquired during period ..........     4,901      5,943      8,190     10,569     12,037     15,401     14,584       8,992      8,745
Average finance contract balance   $   12.2   $   12.2   $   12.3   $   12.2   $   12.4   $   12.4   $   12.3    $   12.3   $   12.6
Aggregate value of finance
 contracts acquired during period    59,609     72,562    100,582    128,781    149,612    190,843    179,933     110,580    110,485
Gains from securitization
transactions(1)(2) ..............     5,197      6,023      7,424     12,759     10,824     10,349       (578)      5,979
Gains from whole loan sales .....        40         48         64        111        290          0          0          37
Net interest (expense) income ...       765        866      1,021        546        993      2,139      2,747       2,894
Total revenue ...................     6,111      7,034      6,946     10,341     11,916     10,675    (26,747)      9,161
Finance contracts securitized
during period ...................    54,000     67,630     85,368    130,138    149,274    173,270      4,870     238,693    150,348
Finance contracts sold during
period ..........................     1,000      1,000      1,801      2,752      2,250          0          0      15,000          0
Servicing portfolio(at period
 end)(3) ........................   146,557    197,911    287,481    401,704    500,694    645,551    759,304     783,757    813,055

---------
(1)  Excludes gains from whole loan sales of finance contracts.

(2) The quarters ended December 31, 1995, March 31, 1996 are before write downs of $3.1 million, $1.5 million and $3.5 million , respectively, taken on prior retained interests in securitized receivables.

(3) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.

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

The following table provides information for each of the Company's rated securitizations:

                                                                     Weighted
                                                      Remaining       Average    Weighted
                                                       balance at     Finance    Average
                                       Original         June 30,      Contract  Certificate  Current       Gross           Net
    Securitizations                     Balance           1997        Rate(1)     Rate(1)    Ratings   Spread (1)(2)  Spread(1)(3)
----------------------                  --------        -------       -------     -------    -------   -------------  ------------
                                                                  (dollars in thousands)
Aegis Auto Receivables Trust,
Series:
1994-A .............................    $ 18,539        $  2,595       20.28%      7.74%        A(4)        12.54%      8.70%
1994-2 .............................      23,251           4,722       19.82       8.04        A+(4)        11.78       8.12
1994-3 .............................      21,000(5)        5,379       19.66       9.46        A+(4)        10.20       6.46
1995-1 .............................      21,000(5)        6,437       20.41       8.60        A+(4)        11.81       8.46
1995-2 .............................      54,000(5)       19,381       19.94       7.16        A+(4)        12.78       8.98
1995-3 .............................      60,000(5)       24,809       20.04       7.09        A+(4)        12.95      10.12
1995-4 .............................      70,000(5)       32,440       19.88       6.65      BBB+(4)        13.23      10.41
1996-1 .............................      92,000(5)       49,626       20.13       8.44(6)       (7)        11.69       8.89
1996-2 .............................     105,000(5)       65,912       20.10       8.93(8)       (9)        11.17       8.40
1996-3 .............................     110,000(5)       79,329        20.2       8.82(10)      (11)       11.40       8.75
Aegis Auto
Owners Trust .......................     148,347          90,766       20.14       6.53          (12)       13.61      10.87

---------
(1)  Values as of closing date.

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

(7) The 1996-1 Securitization has Class A Notes rated B+ by Duff & Phelps andBBB by Fitch; Class C Notes rated B by Duff & Phelps and BB by Fitch and Class C Notes rated C by Duff & Phelps and B- by Fitch.

(8) The Weighted Average Certificate Rate is composed of the following: the Class A certificate rate is 8.9%, the Class B certificate rate is 8.4% and the Class C certificate rate is 11.65%.

(9) The 1996-2 Securitization has Class A notes rated B+ by both Duff & Phelps and BBB- by Fitch; Class C notes rated B by Duff and Phelps and BB- by Fitch and Class C notes rated C by Duff & Phelps and CCC+ Fitch.

(10) The weighted average Certificate Rate is composed of the following: the Class A certificate is 8.8%, the Class B certificate is 8.3% and the Class C certificate is 11.1%.

(11) The 1996-3 Securitization has Class A notes rated BBB- by Duff & Phelps and B+ by Fitch; Class C notes rated B by Duff & Phelps and BB by Fitch and Class C notes rated C by Duff & Phelps and B- by Fitch.

(12) The Owner Trust Facility has Class A notes rated AAA by Standard & Poor's and Aaa by Moody's and Class B certificates rated Ba1 by Moody's.


The   following   table   provides   information   for  each  of  the  Company's
securitizations under its $1.0 Billion Purchase Facility

                                                       Weighted
                                                      Remaining         Average        Weighted
                                                      balance at        Finance        Average
                                    Original            June 30,       Contract       Certificate       Gross             Net
    Securitizations                  Balance             1997           Rate(1)         Rate(1)      Spread (1)(2)     Spread(1)(3)
----------------------              --------             ----           -------         -------      -------------     ------------
1997-1 ........................      238,693           205,137           20.43            9.5(4)           10.93           8.46
1997-2 ........................       37,163            35,258           20.67           9.75(5)           10.92           8.48
1997 -3 .......................       38,475            37,673           20.73           9.53(6)           11.20           8.81
1997-4 ........................       74,721            74,111           20.40           9.38(7)           11.22           8.62

----------
(1)  Values as of closing date.

(2) Difference between the Weighted Average APR on finance contracts and the Weighted Average APR on the trust certificates (the "Weighted Average Certificate Rate").

(3) Difference between Weighted Average APR on finance contracts and the Weighted Average Certificate Rate, net of servicing and trustee monthly.

(4) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.3% and the Class B certicate rate is 13.73%

(5) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.5% and the Class B Certificate rate is 13.9%.

(6) The weighted average Certificate Rate is composed of the following: the Class A certificate rate is 7.25% and the Class B Certificate rate is 13.8%.

(7) The weighted average Certificate Rate is composed of the following: the Class Acertificate rate is 7.1% and the Class B Certificate Rate is 13.6%.

Results of Operations

Fiscal Year Ended June 30, 1996 Compared To Fiscal Year Ended June 30, 1995

Revenues

     Revenues increased to $______ million for the fiscal year ended June 30, 1996 from $_____ million for the fiscal ended June 30, 1995, an increase of $_____ million or ____%.

     Gains from Securitization Transactions. Gains from securitization transactions increased to $_____ million for the fiscal year ended June 30, 1996 from $____ million for the fiscal year ended June 30, 1995, an increase of $____ million or ______%. The increase in securitized gains was offset by write downs of $_____ million taken on the retained interests in securitized receivables from earlier securitizations and a $600,000 valuation allowance on a note receivable from a then-related party created in a prior sale of a retained interest. Additionally, the Company's securitization costs increased by approximately $ ________ as a result of the inherent costs associated with issuing warrants to Greenwich Capital in connection with the Securitization Facility. Quarterly, the Company revalues its retained interests in securitized receivables using actual experience on the respective underlying securitization trust's finance contract performance. When the actual experience differs from the original assumptions utilized in the initial valuation in a detrimental direction, the Company can incur permanent losses in the carrying value of these assets. During the year ended June 30, 1996, the Company incurred $ ______ million of, what management believes to be, permanent losses on its retained interests in securitized receivables portfolio. The cause of the permanent impairment was higher than expected default rates on the underlying finance contracts. As a result of these increases, current assumptions utilized in current valuations have been adjusted to reflect the higher default rates.

     Interest Income. Interest income increased to $_____ million for the fiscal year ended June 30, 1996 from $ _____ million for the fiscal year ended June 30, 1995, an increase of $ _____ million or ______ %, primarily as a result of the Company's increased finance contract volume. The Company's weighted monthly average outstanding balance of finance contracts owned increased to $ _____ million in the fiscal year ended June 30, 1996 from $ ______ million for the fiscal year ended June 30, 1995, an increase of $ _____ million or ______ %. Since the Company's weighted average coupon has remained at approximately ______%, the increase in interest income is partially attributable to the increase in the weighted average outstanding balance of $ ______ million during the fiscal year ended June 30, 1996 or approximately $ ____ million. (Interest income is net of servicing fees paid and earned.)

Operating Expenses. Operating expenses increased to $____ million for the fiscal year ended June 30, 1996 from $_____ million for the fiscal year ended June 30, 1995, an increase of $_____ million or ____%.

     Interest Expense. Interest expense increased to $_____ million for the fiscal year ended June 30, 1996 from $ ____ million for the fiscal year ended June 30, 1995, an increase of $ _____ million or _______ %, as a result of the increased financing requirements caused by the Company's increased finance contract acquisition activity. The increase in interest expense represents ______ % of the total increase in operating expenses and is partially attributable to the Company's warehouse credit facilities, which are at fluctuating interest rates that ranged from as low as _______ % to as high as ______ % for the fiscal year ended June 30, 1996 compared to a low of ____% and a high of ____% for the fiscal year ended June 30, 1995. In addition, the Company's monthly average outstanding balance on its warehouse credit facility increased to $_____ million for the fiscal year ended June 30, 1996 from $ _______ million for the fiscal year ended June 30, 1995. The Company also incurred interest on notes payable at a % interest rate on a monthly average outstanding balance of $ _______ million for the fiscal year ended June 30, 1996 compared to a monthly outstanding average balance of $ ____ million for the fiscal year ended June 30, 1995.

     Salaries and Other Employee Costs. Salaries and other employee costs increased to $_____ million for the fiscal year ended June 30, 1996 from $ _____ million for the fiscal year ended June 30, 1995, an increase of $ ____ million or ______ %, due to an increase in the number of employees to approximately _____ at June 30, 1996 from approximately 140 employees at June 30, 1995 and approximately $ ____ million of bonus expense based on the Company's pre-tax net income for the fiscal year ended June 30, 1996. For the fiscal year ended June 30, 1995, certain members of senior management elected to forgo bonuses that would have aggregated approximately $
_________ .

     Provision for Credit Losses. The provision for credit losses increased to $_____ million for the fiscal year ended June 30, 1996 from $ _________, for the fiscal year ended June 30, 1995, an increase of $______ million due to: (i) the Company's increased acquisition volume of finance contracts; (ii) the Company's decision to discontinue purchasing credit default insurance on its lease origination effective January 1995; (iii) the Company's decision, effective August 1995, to insure on a discretionary basis its finance contract acquisitions (to the extent finance contracts remain uninsured for default, the Company's loss ratio is higher); (iv) the increase in delinquent automobile finance receivables (as discussed below); and (v) the higher amount of finance contracts and leases owned by the Company at June 30, 1996 ($ _____ million) as compared to June 30, 1995 ($ ________ million). These changes also resulted in an increase in the Company's reserve rate as a percentage of total automobile finance receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid, sold or charged off) to _____ % in 1996 from ____ % in 1995. The Company maintains residual value insurance relating to its entire lease portfolio.

     Charge for Release of Escrowed Shares. Charge for release of escrowed shares decreased to $ ________ for the fiscal year ended June 30, 1996 from $ ________ for the fiscal year ended June 30, 1995, a decrease of $ _______ or
____ %. The decrease is a result of the decrease in the Company's quoted market price of $ _________ at June 30, 1996 from $ _______ at June 30, 1995; the market price is one of the components for computing the charge. The other component is the number of shares released. In fiscal 1996, _________ shares of the remaining escrowed shares were subject to the charge compared to _________ shares of the _________ released in fiscal 1995. All escrowed shares owned by the executive officers were subject to this charge. As of June 30, 1996, all escrowed shares are being released, thus the Company will not incur this expense in future years.

     Rent and Electricity, Office Expenses and Communications. Rent and electricity charges increased to $ _____ million for the fiscal year ended June 30, 1996 from $ ________ for the fiscal year ended June 30, 1995, an increase of $ ________ or ______ % due to all processing centers being opened or expanded for the full fiscal year of 1996, whereas in the fiscal year 1995 two of the Company's processing centers were newly leased in the latter part of the third quarter. In addition, in the second quarter of fiscal 1996, the Company expanded its Jersey City Headquarters and in the third quarter of fiscal 1996 the Company relocated and expanded its collections department located in Irvine, California. Correspondingly, office expenses increased to $ ________ for the fiscal year ended June 30, 1996 from $ ________ for the fiscal year ended June 30, 1995, an increase of $________ or ____% and communication expenses increased to $______ for the fiscal year ended June 30, 1996 from $________ for the fiscal year ended June 30, 1995, an increase of $________ or ____%. Communication expenses include expenses relating to receiving and sending electronic data including expenses relating to obtaining credit reports and other data services, telephone charges, faxes, the linking of the collections department to the third party servicer and the linking of all the offices to systems development location in the Merriam, Kansas facility.

     Professional fees. Professional fees, including those paid to related parties, increased to $ _____ million for the fiscal year ended June 30, 1996 from $ ________ for the fiscal year ended June 30, 1995, an increase of $________ or _____ % due to the following: (i) an increase in accounting and auditing fees of approximately $________ primarily as a result of the new reporting requirements of the Company as a public company for the fiscal year ended June 30, 1996; (ii) an increase in legal fees of approximately
$___________ primarily as a result of the new reporting requirements of the Company as a public company for the fiscal year ended June 30, 1996 and as a result of defending primarily two lawsuits entered into against the Company as previously discussed; (iii) an increase of approximately $ ________ in directors fees; and (iv) an increase of approximately $________ in consulting fees (offset by a decrease in related party consulting fees of $_______ ). During the fiscal year ended June 30, 1996, the Company engaged public relation firms to assist it in developing its marketing strategies in both the sub-prime automobile finance industry and in the investor community; whereas, these expenses were not incurred for the fiscal year ended June 30, 1995.

     Equipment Rental. Equipment rental increased to $_______ for the fiscal year ended June 30, 1996 from $ ________ for the fiscal year ended June 30, 1995, an increase of $ ________ or _____ % due to the increase in the number of employees to _____ at June 30, 1996 from _____ employees at June 30, 1995, the majority of the new employees require computers, the most significant component of equipment rental costs.

     All Other Operating Expenses. Other operating expenses increased to $_____ million for the fiscal year ended June 30, 1996 from $_____ million for the fiscal year ended June 30, 1995, an increase of $________ or ____%. This increase is the result of the following: (i) an increase in travel and entertainment expense of $_____ due to the Company's expansion into new territories including seven new states; (ii) an increase in amortization and depreciation of $ ________ due to increased purchases of fixed assets, including leasehold improvements to expanded office space and (iii) an increase of $_______ in other expenses such as insurance, advertising and promotional expenses, other taxes, such as state privilege taxes and other miscellaneous taxes and miscellaneous expenses.

     Income Taxes. Income taxes increased to $_____ million (an effective tax rate of _____%) for the fiscal year ended June 30, 1996 from $ ____ million (an effective tax rate of _____ %) for the fiscal year ended June 30, 1995, an increase of $ ____ million. The decrease in the Company's effective tax rate of _____ % is a result of the decrease in the impact of permanent differences (primarily from the charge for the release of escrowed shares discussed above that is not tax deductible) between book and taxable income. For the fiscal year ended June 30, 1996, the impact of the charge for the release of escrowed shares decreased to ____ % from _____ % for the fiscal year ended June 30, 1995, a decrease of ____ %, the other significant component is the state and local tax benefit which decreased to ____ % for the fiscal year ended June 30, 1996 from ____% for the fiscal year ended June 30, 1995, a decrease of ____ %.

 Net Income

     Net income increased to $______ million for the fiscal year ended June 30, 1996 from $_____ million for the fiscal year ended June 30 , 1995, an increase of $ _____ million or _____ %. This increase resulted primarily from the increase in the size of automobile securitization transactions to $ ________ million for the fiscal year ended June 30, 1996 from $ _______ million for the fiscal year ended June 31, 1995.

Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994

Revenues

     Revenues increased to $_____ million for the fiscal year ended June 30, 1995 from $_____ million for the fiscal year ended June 30, 1994, an increase of $_____ million or ____%.

     In the fiscal year ended June 30, 1995, the Company increasingly focused on its automobile finance business, and its dependence on related party transactions declined. Revenues from non-automobile related businesses decreased to $ ____ million for the fiscal year ended June 30, 1995 from $______ million for the fiscal year ended June 30, 1994, a decrease of $ ____ million or _____ %, or from ____ % of total revenues for the fiscal year ended June 30, 1995 to _____ % of total revenues for the fiscal year ended June 30, 1994.
Non-automobile related revenues were derived mainly from related party consulting and other fee based engagements that involved analysis, administration and securitization of consumer-based receivable portfolios. Revenues from related party transactions (consisting entirely of non-automobile related consulting fees) decreased to $________ for the fiscal year ended June 30, 1995 from $ ____ million (consisting of $ ________ of automobile business revenues and $ ____ million of non-automobile related management and consulting fees)
for the fiscal year ended June 30, 1994, a decrease of $ ____ million, or from ____ % of total revenues for the fiscal year ended June 30, 1995 to _____ % of total revenues for the fiscal year ended June 30, 1994.

     Revenues from the Company's automobile finance business increased to $_____ million for the fiscal year ended June 30, 1995 from $ ____ million for the fiscal year ended June 30, 1994, an increase of $_____ million or ______ %. This increase was primarily attributable to an increase in interest income to $ ____ million for the fiscal year ended June 30, 1995 from $ ____ million for the fiscal year ended June 30, 1994 and an increase in gains from securitization transactions to $ ____ million (including no related party revenues) for the fiscal year ended June 30, 1995 from $ _____ million (including related party revenues of $ _______ ) for the fiscal year ended June 30, 1994, an increase of $ ____ million or ______ %. This increase was offset in part by a decrease in fees and commissions earned to $ ________ for the fiscal year ended June 30, 1995 from $ _____ million for the fiscal year ended June 30, 1994. The increases in automobile finance revenues are a result of the Company's efforts to focus on the automobile finance business versus its commission and fee based business.

     Revenues from the Company's non-automobile businesses declined to $_____ million for the fiscal year ended June 30, 1995 from $ ____ million for the fiscal year ended June 30, 1994, a decrease of $______ million or _____ %. This decrease in revenues from non-automobile businesses resulted from the significant reduction in the fiscal year ended June 30, 1995 of related party fees and commissions, gains from non-automobile securitization transactions and management fee revenues, which had decreased to $ ______________ for the fiscal year ended June 30, 1995 from $ _____ million for the fiscal year ended June 30, 1994, a decrease of $_____ million representing a ________ % decline in related party revenues. There was also a decrease in fees and commissions and other income earned from non-related parties in the non-automobile business to $___________ for the fiscal year ended June 30, 1995 from $ ________ million for the fiscal year ended June 30, 1994, a decrease of $________ or ____%. These decreases are attributable to the Company's efforts and resources being focused on its automobile business. Other income was derived from trailing revenues earned from transactions in previous periods and a forfeiture of a good faith deposit from a terminated transaction, both relating to the Company's HUD Title I Loan business line.

     Gains from securitization transactions. Gains from securitization transactions increased to $_____ million for the fiscal year ended June 30, 1995 from $_____ million for the fiscal year ended June 30, 1994, an increase of $_____ million or ____%.

     Interest income. Interest income increased to $______ million for the fiscal year ended June 30, 1995 from $ _______ million for the fiscal year ended June 30, 1994, an increase of $ _____ million or ____%, primarily as a result of the Company's increased finance contract volume. The Company's weighted monthly average outstanding balance of finance contracts owned increased to $ ________ million in the fiscal year ended June 30, 1996 from $ ________ million for the fiscal year ended June 30, 1995, an increase of $ _______ million or _______ %. The Company's weighted average coupon is approximately _______ % at June 30, 1995 and thus $______ million of the increase in interest income is attributable to the increase in the weighted average outstanding balance of $ ________ million. (Interest income is net of servicing fees paid and earned.) In addition, the Company's leases held increased to a weighted monthly average outstanding of $_______ million in the fiscal year ended June 30, 1995 from a weighted monthly average outstanding of $ ________ , an increase of $___________ million. The Company's weighted average interest rate on its lease portfolio at June 30, 1995 is ________ %, thus the increase in interest on the lease portfolio represents approximately $ ______ million. The remaining difference of approximately $_________ is attributable to the Company's weighted average interest rate on finance contracts increasing to _______ % at June 30, 1995 from _____ % at June 30, 1994, an increase of _______ % and its weighted average interest on its leases increasing to ________ % at June 30, 1995 from ______ % at June 30, 1994, an increase of ____%.

     Operating Expenses. Operating expenses increased to $_____ million for the fiscal year ended June 30, 1995 from $_____ million for the fiscal year ended June 30, 1994, an increase of $_____ million or ____%.

     Interest expense. Interest expense increased to $_____ million for the fiscal year ended June 30, 1995 from $ ______ million for the fiscal year ended June 30, 1994, an increase of $ ______ million or ______ % of the total increase in operating expenses. The increase is a result of the increased financing need required by the Company's increased finance contract acquisition and lease origination activity. In addition, the Company's warehouse credit facilities are at fluctuating interest rates that ranged from a low of _____ % to a high of _____% for the fiscal year ended June 30, 1995 compared to a low of _______ % and a high of ________ % for the fiscal year ended June 30, 1994. The Company also incurred related party interest expense of $ __________ for the fiscal year ended June 30, 1995 compared to $ __________ for the fiscal year ended June 30, 1994, an increase of $____ or __________ %. The Company repaid its borrowings under the related party credit facility in April 1995 and has not borrowed under it subsequently.

     Salaries and Other Employee Costs. Salaries and other employee costs increased to $_____ million for the fiscal year ended June 30, 1995 from $ _______ million for the fiscal year ended June 30, 1994, an increase of $
_________ or _______ % due to the increase in the number of employees to approximately _________ at June 30, 1995 from approximately __________ at June 30, 1994 (an increase of approximately ______ %) offset by the increased amount of direct origination costs ultimately capitalized in accordance with relevant accounting rules incurred to acquire finance contracts and originate leases for the fiscal year ended June 30, 1995 as compared to the fiscal year ended June 30, 1994. For the fiscal year ended June 30, 1995, certain members of senior management elected to forgo bonuses that would have aggregated approximately $ _________ , net of income tax effect. Had such bonuses been paid, net income for the fiscal year ended June 30, 1995 would have been $ ________ million, _________ % less than reported net income.

     Provision for Credit Losses. The provision for credit losses increased to $_____ for the fiscal year ended June 30, 1995 from $ __________ for the fiscal year ended June 30, 1994, an increase of $________ or ____% due to the Company's increased acquisition volume in finance contracts and origination volume in leases and the Company's decision to discontinue purchasing credit default insurance on its lease originations effective January 1995. As a result of this discontinuance, the Company's reserve rate as a percentage of total consumer receivables held on the Company's balance sheet (i.e., original balance net of receivables repaid or sold) increased to ________ % for the fiscal year ended June 30, 1995 from 1.7% for the fiscal year ended June 30, 1994. The Company maintains residual value insurance relating to its entire lease portfolio.

     Charge for Release of Escrowed Shares. Another significant component of the increase in operating expense was the charge for the release of Escrowed Shares of $_____ (representing ____% of the total increase) for the fiscal year ended June 30, 1995 with no comparable charge for the fiscal year ended June 30, 1994.

     Rent and Electricity, Office Expenses and Communications. Rent and electricity charges increased to $616,000 for the fiscal year ended June 30, 1995 from $ __________ for the fiscal year ended June 30, 1994, an increase of $ _________ or ______ % due to an increase in the number of processing centers to three for the fiscal year ended June 30, 1995 from two for the fiscal year ended June 30, 1994 and the expansion of the Company's systems and development facility in Kansas City and its headquarters facility and operation center in Jersey City. Correspondingly, office expenses increased to $ ___________ for the fiscal year ended June 30, 1995 from $ ________ for the fiscal year ended June 30, 1994, an increase of $ ______ or _____ % and communication expenses increased to $ _______ for the fiscal year ended June 30, 1995 from $ ______ for the fiscal year ended June 30, 1994, an increase of $ ________ or _______ %. Communication expenses include expenses relating to receiving and sending electronic data including expenses relating to obtaining credit reports and other data services, telephone charges, faxes and the linking of all the offices to systems development location in the Merriam, Kansas City facility.

     All Other Operating Expenses. Other operating expenses increased to $_____ for the fiscal year ended June 30, 1995 from $ _________ for the fiscal year ended June 30, 1994, an increase of $ _________ or _____% (included in other operating expenses is an increase in equipment rental to $ _______ for the fiscal year ended June 30, 1995 from $ ___________ or the fiscal year ended June 30, 1994, an increase of $ ______________ ) due to the increase in finance contract acquisitions and lease originations and an additional operation center opened in 1995. These increases were offset by the following: (i) a 100% decrease in a one-time expense of a purchase of a Dealer list and related support services for the fiscal year ended June 30, 1994 for $ ___________ from a company in which a significant stockholder of the Company had a significant beneficial ownership interest; (ii) a decrease in professional fees to $___________ for the fiscal year ended June 30, 1995 from $ ___________ for the fiscal year ended June 30, 1994, a decrease of $ _________ or ________ % that resulted substantially from the termination of a consulting agreement when the Company completed its initial public offering on April 6, 1995; and (iii) travel and entertainment expense decreased to $ __________ for the fiscal year ended June 30, 1995 from $_____ for the fiscal year ended June 30, 1994, a decrease of $___________ or _________ % due to changes in the composition of the Company's sales force and due to increases in capitalization of such expenses that are deemed to be a direct cost of acquisitions and in accordance with relevant accounting rules.

     Income Taxes. Income taxes increased to $_____ million (an effective tax rate of ____%) for the fiscal year ended June 30, 1995 from $_____ million (an effective tax rate of _____%) for the fiscal year ended June 30, 1994, an increase of $________ or ____%. The increase in the Company's effective tax rate of ____% is primarily due to the non-cash charge of $ ___________ relating to the release of Escrowed Shares which is not a deductible expense for tax purposes. This difference caused a _________ % increase in the Company's effective tax rate. Other factors affecting the Company's effective tax rate were a decrease in the Company's state taxes, net of federal benefit, to a rate of __________ % for the fiscal year ended June 30, 1995 from a rate of ____% for the fiscal year ended June 30, 1994, a net decrease of ________ % and other factors increasing _________ %. The decrease in state taxes is attributed to the Company moving its headquarters and northeast operating facility from New York, New York to Jersey City, New Jersey.

     Net Income. Net income decreased to $_____ million for the fiscal year ended June 30, 1995 from $ ___________ million for the fiscal year ended June 30, 1994, a decrease of $ __________ or ________ %. The net income for the fiscal year ended June 30, 1995 includes a non-cash charge of $ _____________ for the release of Escrowed Shares (which is not deductible for tax purposes); excluding this charge, net income for the fiscal year ended June 30, 1995 would have been $ _________ million, or an increase of $ ______ or ______ % from the fiscal year ended June 30, 1994. These increases resulted primarily from the increase in the number and size of automobile securitization transactions to four such transactions aggregating approximately $ _________ million for the fiscal year ended June 30, 1995 from one such transaction amounting to approximately $ _______ million for the fiscal year ended June 30, 1994. For the fiscal year ended June 30, 1995, certain members of senior management elected to forgo bonuses to which they were contractually entitled that would have aggregated $_____ net of income tax effect. Had such bonuses been paid, the Company's net income would have been $_____ million for the fiscal year ended June 30, 1995.

Financial Condition

     Automobile Finance Receivables, Net. Automobile finance receivables consists of finance contracts held for sale, finance contracts held for investment (including vehicles held for repossession) and the Company's lease portfolio. The Company suspended originating leases in the first quarter of its 1996 fiscal year.

     Automobile finance receivables, net of allowance for credit losses, increased to $_____ million at June 30, 1996 from $ _______ million at June 30, 1995, an increase of $ _____ million or ______ %. Finance contracts held for sale increased to $ _____ million at June 30, 1996 from $ ______ million at June 30, 1995, an increase of $ ______ million or ________ %. Finance contracts held for investment increased to $ ______ million at June 30, 1996 from $ _______ million at June 30, 1995, an increase of $ ______ million or ______ %. As of June 30, 1996, approximately $ ______ million of finance contracts held for investment were in the repossession process. The increase in the finance contracts held for investment was due primarily to the increased volume of finance contract acquisitions. These increases were offset, in part, by an increase in the allowance for credit losses to $ _______ million in 1996 from $ _________ in 1995 and a decrease in automobile leases held for investment to $_____ million at June 30, 1996 from $_____ million at June 30, 1995, a decrease of $_____ million or ____%, primarily due to normal amortization and write offs.

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

     Retained Interests in Securitized Receivables. The following table provides historical data regarding the retained interests in securitized receivables for the periods shown:

                                                Year Ended June 30,
                               -----------------------------------------------
                                1994        1995             1996        1997
                               -------     --------        --------     ------
                                             (dollars in thousands)
Beginning balance ........    $  1,243     $  4,434        $ 23,985
Additions ................       6,117       21,347          56,749
Amortization .............        (123)      (1,796)         (2,991)
Sales ....................      (2,803)          --              --
Write downs ..............          --           --          (7,500)
                              --------     --------        --------
Ending balance ...........    $  4,434     $ 23,985        $ 70,243
                              ========     ========        ========

Delinquency Experience

The following tables reflect the delinquency experience of all finance contracts acquired or leases originated, including those sold in whole finance contract sales or securitizations, by the Company at the dates shown:

                                                                    Finance Contract Portfolio
                                                                              June 30,
                                   -------------------------------------------------------------------------------------------------
                                            1994                    1995                     1996                     1997
                                            ----                    ----                     ----                     ----
Principal balance                                                   (dollars in thousands)
outstanding(1)                     $ 38,844                 $146,557                 $500,694                 $813,055
Number of finance
contracts outstanding (1)             3,785                   13,345                   44,600                   75,847
Delinquent loans
 31-59 days                             195          0.5%   $  7,974          5.4%   $ 33,625          6.7%   $ 71,008          8.7%
 60-89 days                              36          0.1%      1,186          0.8%      9,172          1.8%     21,831          2.7%
 90 days and over                        40          0.1%        410          0.3%      2,054          0.4%      4,781          0.6%
                                   --------   ----------    --------   ----------    --------   ----------    --------   ----------
  Total                                 271          0.7%      9,570          6.5%     44,851          8.9%     97,620         12.0%
Finance contracts in repossession
or bankruptcy(2)                      1,051          2.7%      3,384          2.3%     21,022          4.2%     69,485          8.6%
                                   --------   ----------    --------   ----------    --------   ----------    --------   ----------
  Grand Total                      $  1,322          3.4%   $ 12,954          8.8%   $ 65,874         13.1%   $167,105         20.6%
                                   ========   ==========    ========   ==========    ========   ==========    ========   ==========

----------
(1) Excludes contracts for which notice of intent to liquidate has expired and those having an outstanding balance less than or equal to $500.

(2) Excludes finance contracts in bankruptcy, authorized for repossession and in repossession and still eligible for reinstatement.

                                                         Lease Contract Portfolio
                                                                 June 30,
                        ------------------------------------------------------------------------------------------
                                 1994                  1995                    1996                 1997
                                 ----                  ----                    ----                 ----
Principal balance                                           (dollars in thousands)
outstanding             $ 1,391                $27,756                $21,261                $10,049
Number of finance
contracts outstanding        82                  1,976                  1,890                    996
Delinquent loans(2)
 31-59 days                  44         3.1%   $ 2,221         8.0%   $ 1,976         9.3%       835         8.3%
 60-89 days                   0         0.0%       688         2.5%       475         2.2%       252         2.5%
 90 days and over             0         0.0%       160         0.6%       384         1.8%       363         3.6%
                        -------   ---------    -------   ---------    -------   ---------    -------   ---------
  Total                 $    44         3.1%     3,069        11.1%     2,834        13.3%     1,450        14.4%
                        =======   =========    =======   =========    =======   =========    =======   =========

----------
(1) The Company began originating leases in April 1994 and ceased funding leases in the first quarter of its 1996 fiscal year.

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

     The following table shows the Company's repossession and loss experience for its managed finance contract portfolio for the periods indicated:

                                                                        Year ended June 30,
                                                           --------------------------------------------
                                                             1994        1995        1996        1997
                                                           --------    --------    --------    --------
                                                                       (dollars in thousands)
Average principal balance outstanding(1) ...............   $ 26,062    $ 96,569    $333,183    $737,423
Balance of finance contracts at the time of repossession      1,707       7,722      40,258     138,643
Number of repossessions ................................        172         722       3,494      11,964
Repossession ratio (2) .................................        6.8%        8.2%       13.0%       18.8%
Default balance of fully liquidated vehicles ...........   $  1,391    $  6,719    $ 15,920    $ 84,713
Proceeds from liquidation, net of repossession costs ...        914       3,393       7,964      35,654
Gross charge offs(3) ...................................        477       3,326       7,956      49,059
Credit default insurance proceeds (4) ..................        436       2,669       4,092      14,749
Net charge offs (5) ....................................         41         657       3,864      34,310
Net charge offs as a percentage of liquidations(6) .....        2.9%        9.8%       12.0%       40.5%
Net charge offs as a percentage of average
principal balance outstanding ..........................        0.2%        0.8%        1.2%       4.65%

----------
(1)  Arithmetic mean of beginning and ending  outstanding  principal  balance of
     all  finance  contracts   acquired   including  those  previously  sold  in
     securitization transactions.

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

                                                                       Repossession Frequency                                Net
Fiscal Year and Month                       Repossessions by        ---------------------------    Finance Contracts     Charge-Off
   of Acquisition                             Month Acquired        Cumulative(1)  Annualized(2)       Acquired           Per Unit
---------------------                    -----------------------    -------------  ------------   ------------------     ---------
                                           Units       Amount                                     Units       Amount       Amount
                                           -----       ------                                     -----       ------       ------
                                                    (Dollars in                                             (Dollars in   (Actual
                                                     Thousands)                                              Thousands)   Dollars)
Fiscal 1994
         July ......................          22       $   191          21.36%        5.34%        103       $ 1,138       $ 2,119
         August ....................          24           210          24.49%        6.25%         98         1,113         1,323
         September .................          18           153          22.22%        5.80%         81           856         1,068
         October ...................          15           142          20.27%        5.41%         74           801         1,433
         November ..................          22           193          34.38%        9.38%         64           685         2,670
         December ..................          37           304          29.60%        8.26%        125         1,382         1,682
         January ...................          45           434          25.86%        7.39%        174         1,913         1,895
         February ..................          52           529          23.64%        6.92%        220         2,436         1,537
         March .....................         122         1,156          25.10%        7.53%        486         5,403         1,853
         April .....................         144         1,444          29.03%        8.93%        496         5,719         2,083
         May .......................         122         1,283          25.63%        8.09%        476         5,573         1,839
         June ......................         163         1,599          28.75%        9.32%        567         6,718         2,501
Fiscal 1995
         July ......................         149         1,500          28.11%        9.37%        530         6,320         2,272
         August ....................         175         1,822          28.88%        9.90%        606         7,327         2,536
         September .................         152         1,644          25.89%        9.14%        587         7,064         2,917
         October ...................         144         1,534          30.25%       11.00%        476         5,674         3,020
         November ..................         149         1,623          27.49%       10.31%        542         6,658         3,907
         December ..................         156         1,638          27.61%       10.69%        565         6,856         3,763
         January ...................         208         2,340          30.77%       12.31%        676         8,334         4,191
         February ..................         249         2,748          31.20%       12.91%        798         9,736         3,741
         March .....................         362         4,073          29.82%       12.78%      1,214        14,715         4,098
         April .....................         426         4,779          30.63%       13.61%      1,391        16,843         3,956
         May .......................         458         5,165          29.55%       13.64%      1,550        18,906         3,857
         June ......................         563         6,292          28.72%       13.79%      1,960        23,860         4,304

                                                                       Repossession Frequency                                Net
Fiscal Year and Month                       Repossessions by        ---------------------------    Finance Contracts     Charge-Off
   of Acquisition                             Month Acquired        Cumulative(1)  Annualized(2)       Acquired           Per Unit
---------------------                    -----------------------    -------------  ------------   ------------------     ---------
                                           Units       Amount                                     Units       Amount       Amount
                                           -----       ------                                     -----       ------       ------
                                                    (Dollars in                                             (Dollars in   (Actual
                                                     Thousands)                                              Thousands)   Dollars)
Fiscal 1996
         July ......................         503         5,765          27.81%       13.90%      1,809        22,401         5,053
         August ....................         607         6,956          29.51%       15.40%      2,057        25,024         6,247
         September .................         535         6,080          25.76%       14.05%      2,077        25,137         5,656
         October ...................         689         7,906          29.36%       16.78%      2,347        28,449         2,508
         November ..................         751         8,618          26.79%       16.08%      2,803        34,391         1,504
         December ..................         820         9,706          26.97%       17.04%      3,040        37,743         2,021
         January ...................         810         9,423          24.81%       16.54%      3,265        39,922         4,466
         February ..................         781         8,939          23.66%       16.70%      3,301        39,875         3,018
         March .....................         853        10,054          21.31%       15.98%      4,003        48,984         5,171
         April .....................         786         9,243          20.67%       16.53%      3,803        46,952         5,322
         May .......................         777         9,267          19.27%       16.51%      4,033        50,025         5,912
         June ......................         764         9,409          18.19%       16.79%      4,201        52,635         6,835
Fiscal 1997
         July ......................         826        10,183          16.35%       16.35%      5,051        62,843         6,208
         August ....................         755         9,147          14.66%       16.00%      5,149        63,518         6,747
         September .................         640         7,778          12.31%       14.77%      5,201        64,482         6,839
         October ...................         462         5,630           8.83%       11.78%      5,231        64,048         6,841
         November ..................         325         3,936           7.16%       10.74%      4,538        56,322         6,683
         December ..................         252         3,168           5.23%        8.97%      4,815        59,563         6,298
         January ...................         110         1,354           2.82%        5.63%      3,907        48,363         5,536
         February ..................          55           664           2.22%        5.34%      2,474        30,054            --
         March .....................          21           269           0.80%        2.41%      2,611        32,164            --
         April .....................           9            92           0.30%        1.20%      3,004        37,617            --
         May .......................           0             0           0.00%        0.00%      2,917        36,941            --
         June ......................           0             0           0.00%        0.00%      2,824        35,927            --

-----------
(1) For each month, cumulative repossession frequency equals the dollar amount of repossessions divided by the dollar amount of finance contracts acquired.

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

The following table provides static pool information regarding the Company's rated securitization transactions as of June 30, 1996:

                                                                                                Gross Loss   Gross Loss   Net Loss
                                                                      Percentage   Cumulative   per Default     Pool,       Pool
                                  Issuance       Original   Current   of Original     Repos     Receivable   Cumulative  Cumulative,
                                   Date           Amount     Amount    Amount (1)    (1)(2)       (1)(3)      (1)(3)(4)    (1)(5)
                                   -----          ------     ------   ----------    ---------     ------      ---------    ------
                                                                              (dollars in thousands)
Aegis Auto Receivable Trust
Series 1994-A..................    Jun-94         $18,539     $2,595     14.00%       20.06%       50.40%        9.51       3.87%
Aegis Auto Receivable Trust
Series 1994-2..................    Sep-94          23,251      4,722     20.31        22.21        53.03        10.87       4.48
Aegis Auto Receivable Trust
Series 1994-3..................    Dec-94          21,000      5,379     25.61        22.36        53.22        10.44       5.41
Aegis Auto Receivable Trust
Series 1995-1..................    Mar-95          21,000      6,437     30.65        25.62        54.11        11.51       6.49
Aegis Auto Receivable Trust
Series 1995-2..................    Jun-95          54,000     19,381     35.89        25.83        54.86        11.91       7.34
Aegis Auto Receivable Trust
Series 1995-3..................    Sep-95          60,000     24,809     41.35        25.87        56.62        11.97      10.95
Aegis Auto Receivable Trust
Series 1995-4..................    Dec-95          70,000     32,440     46.34        27.54        57.22         9.63       1.64
Aegis Auto Receivable Trust
Series 1996-1..................    Mar-96          92,000     49,626     53.94        22.60        56.07         5.64       1.22
Aegis Auto Receivable Trust
Series 1996-2..................    Jun-96         105,000     65,912     62.77        18.93        57.16         3.53       2.48
Aegis Auto Receivable Trust
Series 1996-3..................    Sep-96         110,000     79,329     72.12        14.77        54.21         0.71       0.50
Aegis Auto Owners Trust
1995-A......................... Dec-95 - Oct-96   148,347     90,766     61.18        14.65        58.24         6.45       6.45

Total Managed Portfolio........                $1,220,416   $867,603     71.09%       15.47%       55.69         4.99%     3.20%

----------
(1) Data computed from trustee reports of Juy 1997 reflecting servicer data of June 30, 1997 and from Company's records as of June 30, 1997.

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

     The following table sets forth the major components of the increase (decrease) in cash and cash equivalents for the periods shown:


                                                             Year Ended June 30,
                                               --------------------------------------------
                                                 1994        1995        1996        1997
                                               --------    --------    --------    --------
                                                           (dollars in thousands)

Net cash used in operating activities(1) ...   $(18,986)   $(49,208)   $(15,782)
Net cash provided by (used in) investing
  activities(2) ............................      2,180         745        (390)
Net cash provided by financing activities ..     17,291      53,452      13,292
                                               --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents ..............................   $    485    $  4,989    $ (2,880)
                                               ========    ========    ========

----------
(1) Includes net cash used in acquisition of automobile finance contracts of $(16,075) in fiscal 1994, $(32,523) in fiscal 1995, and $(6,324) in fiscal
     1996.

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

     A further significant source of cash used in operating activities is net income offset by non-cash revenue items, most notably unrealized gains on securitization transactions, which is expected to generate cash in future periods. The unrealized gains principally represent the discounted present value of the amount of anticipated collections from securitized receivables over the amounts due to investors in the securitizations. These amounts were $ _____ million, $ ____ million and $ _______ million for the fiscal years ended June 30, 1994, 1995 and 1996, respectively. During the years ended June 30, 1994, 1995 and 1996, the Company received cash proceeds of $ _____ , $_______ million and $______ million, respectively, from its retained interests in securitized receivables which were utilized in meeting both its operating needs and its debt repayment requirements under the related financing agreements. During the first quarter of the fiscal year ended June 30, 1994, the Company also sold substantially all of its previously acquired retained interests in securitized receivables, resulting in a non-cash use of operating funds of $ ______ million. The Company generated cash proceeds from investing activities in these transactions of $ ________ million, providing it with excess cash receipts of $ ________ which were also utilized in meeting its operating cash needs.

     Other non-cash adjustments include depreciation and amortization, which amounted to $ _____ or the fiscal year ended June 30, 1994, $ ______ for the fiscal year ended June 30, 1995 and $ ______ for the fiscal year ended June 30, 1996; provision for credit losses, which amounted to $ ______ for the fiscal year ended June 30, 1994, $ ______ for the fiscal year ended June 30, 1995 and $______ million for fiscal year ended June 30, 1996; and provision (benefit) for deferred income taxes of $( ______ ) for the fiscal year ended June 30, 1994, $______ million for the fiscal year ended June 30, 1995 and $ _____ million for the fiscal year ended June 30, 1996. In addition, as of June 30, 1995 and 1996, the Company released _______ and ________ respectively, of the Escrowed Shares (of which ____ shares were released to the executive officers of the Company in 1995 and _______ shares were released to the executive officers of the Company in 1996) and consequently incurred non-cash charges of $ _______ and $ _______ respectively. The charges did not affect the Company's total stockholders' equity or working capital. The Company also incurred non-cash charges of $ ______ million and $ ______ for the fiscal year ended June 30, 1996 for write downs and valuations allowances, respectively, on retained interests in securitized receivables and a note receivable, respectively, with no such charges in the prior periods.

     To the extent that the foregoing activities were net users of cash, such cash was provided primarily by borrowings under notes payable of $ _______ million for the fiscal year ended June 30, 1995 and $ ______ million for the fiscal year ended June 30, 1996 secured by retained interests in securitized receivables created in the Company's automobile finance contract securitizations. Principal repayments are made from the Company's proceeds received from pay downs on such assets, which amounted to $ _______ million for the fiscal year ended June 30, 1995 and $ _______ million for the comparable 1996 period. The borrowing base on the retained interests in securitized receivables is determined on each transaction through a calculation that incorporates prevailing prepayment default and loss experience. Consequently, as each securitization transaction becomes seasoned, it experiences a period of higher incidence of default and loss, resulting in a repayment on the notes secured by the allocable retained interests in securitized receivables. The Company made additional principal pay downs of $ __________ million in excess of proceeds received for the fiscal year ended June 30, 1995 and $8.6 million for the comparable 1996 period.

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

     In connection with its securitization transactions, the Company enters into pooling and servicing agreements (the "Agreements") in which its finance contracts are sold to a Trust which, in turn, sells securities to investors. Generally, the Company is required to make an initial cash deposit to the Trust as a form of credit enhancement for the securitization. The terms of the Agreements generally require that the excess servicing cash flows of the finance contracts be retained in a bank account under the control of the Trustee (the "Reserve Fund") until the Reserve Fund meets predetermined deposit requirements. Any cash flows in excess of Reserve Fund requirements are released to the Company on a monthly basis. For the fiscal years ended June 30, 1994, 1995 and 1996, the Company received $ ________ $ ______ million and $ ________ million, respectively, in excess servicing cash flows from Reserve Funds. In the event that the finance contracts owned by the Trusts fail to meet predetermined delinquency and loss performance measures, the Agreements require that the Trustee retain excess servicing cash flows until the Reserve Fund attains pre-set incrementally higher levels of credit enhancement. The predetermined performance measures are not always maintained on a consistent monthly basis, thus deferring the release of the cash flows to the Company from the Reserve Fund of the applicable Trust. In addition, certain of the Agreements required the Company to deposit additional cash into the Trust's Reserve Fund if its initial minimum required levels were not met within a predetermined time frame. For the fiscal year ended June 30, 1996, the Company paid additional cash contributions to certain Reserve Funds of $______ million and in August 1996 paid a $_______ million deposit which, management believes to be its final payment to Reserve Funds under the existing Agreements.

     The Company's warehouse credit facility with III Finance Ltd. for automobile finance contracts provides that the Company may borrow the lesser of $ _______ million (less the amount outstanding under the Company's lease warehouse credit facility with III Finance Ltd. described below ($ _______ million as of August 20, 1996)) or the sum of (A) 100% of the outstanding principal amount of performing, insured, finance contracts and (B) the lesser of 90% of the outstanding principal amount of delinquent finance contracts (which percentages are reduced to 80% and 70%, respectively, if the Company's automobile insurer fails to maintain an A.M. Best Company rating of "A" or better (defined by A.M. Best Company as an "excellent" rating regarding the insurer's financial strength and ability to meet its obligations to policyholders)) and $ _____ million plus 92% (declining 1% per month for each month the receivable is outstanding past 180 days) of the outstanding principal amount of uninsured automobile finance contracts for the purpose of acquiring automobile finance contracts in accordance with the Company's underwriting guidelines. The Company has a warehouse credit facility for originating its lease transactions, which provides the Company with a $______ million credit line on substantially the same terms as the automobile finance contract facility. These facilities are secured primarily by the Company's auto finance receivables and bear interest at the rate of the one-month LIBOR plus 4.0%, adjusted monthly ( ________ % for July, 1996). Under these warehouse credit facilities, principal payments are made monthly to the extent of principal payments received on the underlying collateral, and interest payments are made quarterly in arrears and on the date of any prepayment of principal on the underlying collateral. The Company's ability to continue to borrow under these warehouse credit facilities is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. Under each warehouse credit facility, the Company is required to prepay 5% of the outstanding principal balance of finance contracts held by the Company for more than 180 days. In addition, each warehouse credit facility requires a prepayment fee of ________ % of the outstanding principal balance of the finance contracts voluntarily prepaid, including in connection with the sale of finance contracts. In the event the prepayment occurs within the same month of the borrowings, the prepayment fee is _______ % of the outstanding principal balance. As of June 30, 1996, the Company had approximately $ _______ million of borrowings available through the warehouse credit facility arrangements with III Finance Ltd. In addition, the Company has a $ _________ million warehouse credit facility dedicated to the purchase of HUD Title I Loans, which the Company does not anticipate utilizing at this time. All three warehouse credit facilities with III Finance, Ltd. expire in November 1997.

     In the quarters ended June 1994, September 1994, December 1994, March 1995, June 1995, September 1995, December 1995, March 1996 and June 1996, the Company securitized approximately $ ________ million, $ ________ million, $ ________ million, $________ million, $ ________ million, $ ________ million, $________
million, $ ________ million and $ ________ million, respectively, of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities. In each of its last seven securitizations, the Company has utilized a "pre-funding account" that enabled the Company to fund certain finance contract acquisitions without committing its warehouse credit facility for an extended period of time. Additionally, the Company directly sold in the form of whole finance contract sales, approximately $ ________ million (approximately $ ________ million in the fiscal year ended June 30, 1996) of automobile finance contracts as of June 30, 1996 and used part of the proceeds to pay down borrowings under its warehouse credit facility.

     In December 1995, the Company entered into a commitment to sell $ ________ million of sub-prime automobile finance contracts to be resold as asset-backed securities through Rothschild, Inc. During the fiscal year ended June 30, 1996, the Company sold approximately $ ______ million of automobile receivables into this facility. This facility requires the Company to directly sell between $ ______ million and $ _____ million per month for a fifteen-month funding period subsequent to the initial funding date. If the Company fails to meet the minimum target, the terms of the facility provide that the Company may not be able to sell future finance contracts to the facility. As of June 30, 1996 the Company has a remaining commitment of $ _______ million.

     In February 1996, the Company issued $ ________ of Series C Convertible Preferred Stock (the "Preferred Stock") under Regulation S of the Securities Act. The Preferred Stock is convertible into Common Stock at the lower of $6.425 per share of Common Stock or 85% of the fair market value of the Common Stock at the time of conversion. The Company can redeem the Preferred Stock upon conversion at the fair market value of the Common Stock into which such Preferred Stock is convertible. The Preferred Stock has an 8.0% annual dividend payable in Common Stock at the time of conversion. The Preferred Stock is automatically converted into Common Stock on the third anniversary of its issuance. For the fiscal year ended June 30, 1996, the Company redeemed _______ shares of Preferred Stock for $ _______ million and converted ________ shares of Preferred Stock into shares of Common Stock.

     In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital., a subsidiary of Long Term Credit Bank of Japan (which has recently entered into an agreement to sell Greenwich Capital, to NatWest Markets) for $ ______ million, which will provide the Company with additional flexibility to purchase greater volumes of receivables or warehouse automobile receivables for longer periods. The facility is secured primarily by the Company's finance contracts and bears interest at the rate of the one-month LIBOR plus 3.0% (8.4297% at August 22, 1996), adjusted monthly. Principal payments are made to the extent that principal is paid on the underlying collateral, and are required to be made if the underlying collateral does not meet certain specified conditions. Prepayment of principal is not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility is dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. As of June 30, 1996, the Company had approximately $ ________ million of borrowings available through this facility. In addition to the warehouse financing, the Company also secured a one-year $______ million revolving credit facility (with a six-month renewal option) from Greenwich Capital (the Company utilized $ _____ million of the revolving credit facility in August 1996) and a one-year commitment from Greenwich Capital to purchase and securitize up to $ ________ million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. Two securitizations aggregating $ _____ million were completed as of June 30, 1996 pursuant to this commitment. In connection with these facilities, the Company granted warrants to Greenwich Capital to purchase _______ shares of common stock at an exercise price of $6.50 per share (subject to adjustment as defined in the agreement).

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

                                     THE AEGIS CONSUMER FUNDING GROUP, INC.



                                     By:  S/Angelo R. Appierto
                                        --------------------------------
                                        Angelo R. Appierto
                                        Chairman of the Board and
                                        Chief Executive Officer
Date:  September 9, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----

S/Angelo R. Appierto      Chairman of the Board,              September  , 1997
----------------------    Chief Executive Officer
Angelo R. Appierto        and Director


S/Joseph F. Battiato      President                           September  , 1997
----------------------
Joseph F. Battiato


S/Dina L. Penepent        Chief Financial Officer,            September  , 1997
----------------------    Executive Vice President,
Dina L. Penepent          Secretary, Principal
                          Financial and Accounting Officer


S/Gary D. Peiffer         General Counsel,                    September  , 1997
----------------------    Vice-Chairman and Director
Gary D. Peiffer


S/Felice Cutler           Director                            September 9,  1996
----------------------
Felice Cutler


S/Carl Frischling         Director                            September  , 1997
----------------------
Carl Frischling


S/Paul Fitzpatrick        Director                            September  , 1997
----------------------
Paul Fitzpatrick

                                INDEX OF EXHIBITS

Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated herein by reference to (1) the Company's Registration Statement on Form SB-2 originally filed on April 6, 1995 (File No. 33- 85836) and (2) documents previously filed by the Company with The Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
3.1           Certificate of Incorporation(1)..............................................................
3.2           By-laws(1)...................................................................................
3.3           Form of Amended and Restated Certificate of Incorporation(1).................................
3.4           Form of Amended and Restated By-laws(1)......................................................
3.5           Certificate of Designation of Series C Preferred Stock(2)....................................
4.1           Specimen Common Stock Certificate(1).........................................................
4.2           Warrant issued to Drew Schaefer(1)...........................................................
4.3           Underwriters' Warrant Agreement(1)...........................................................
4.4           Form of Escrow Agreement(1)..................................................................
4.6           Voting Agreement dated February 15, 1996(1)..................................................
4.6           Irrevocable Proxy dated February 15, 1995(1).................................................
4.7           Warrants to purchase 114,553 shares of Common Stock (2)......................................
4.8           Warrant issued to Chaneil Associates(2)......................................................
4.9           Warrant issued to Beckett Reserve Fund, L.L.C(2).............................................
4.10          Warrant issued to Bjorn Ahlstrom.............................................................
5.1           Opinion of Shereff, Friedman, Hoffman & Goodman, LLP(1)......................................
10.1          Revolving Credit Facility Agreement, dated July 23, 1993, between
              The Bennett Funding Group, Inc. and the Company(1)...........................................
10.2          Loan and Security Agreement, dated as of February 28, 1994, among Aegis
              Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd(1)........................
10.2.1        Form of Promissory Note relating to Exhibit 10.2(1)..........................................
10.2.2        Aging Receivables Report relating to Exhibit 10.2(1).........................................
10.2.3        Form of Dealer Agreement relating to Exhibit 10.2(1).........................................
10.2.4        GAP Auto Protection Insurance Policy relating to Exhibit 10.2.(1)............................
10.2.5        Form of Lease relating to Exhibit 10.2(1)....................................................
10.2.6        Liability Insurance Policy relating to Exhibit 10.2(1).......................................
10.2.7        Risk Default Policy relating to Exhibit 10.2(1)..............................................
10.2.8        Residual Value Insurance Policy relating to Exhibit 10.2(1)..................................
10.2.9        Underwriting Criteria relating to Exhibit 10.2(1)............................................
10.2.10       Vendor Single Interest Physical Damage Insurance Policy relating to
              Exhibit 10.2(1)..............................................................................
10.2.11       Form of Custodian Confirmation relating to Exhibit 10.2(1)...................................
10.2.12       List of Closing Documents relating to Exhibit 10.2(1)........................................
10.3          Loan and Security Agreement, dated as of November 8, 1993, between
              Aegis Capital Markets, Inc., Aegis Acceptance Corp.,
              Aegis Auto Finance, Inc. and III Finance Ltd.(1).............................................
10.3.1        Form of Promissory Note relating to Exhibit 10.3(1)..........................................
10.3.2        Aging Receivables Report relating to Exhibit 10.3(1).........................................
10.3.3        Form of Dealer Agreement relating to Exhibit 10.3(1).........................................
10.3.4        Form of RDI Policy relating to Exhibit 10.3(1)...............................................
10.3.5        Underwriting Criteria relating to Exhibit 10.3(1)............................................
10.3.6        Form of VSI Policy relating to Exhibit 10.3(1)...............................................
10.3.7        Form of Servicer's Confirmation relating to Exhibit 10.3(1)..................................
10.3.8        List of Closing Documents relating to Exhibit 10.3(1)........................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.4          Loan and Security Agreement, dated as of July 1, 1993, between Aegis
              Securitized Assets, Inc. and III Finance Ltd.(1).............................................
10.4.1        Underwriting Criteria relating to Exhibit 10.4(1)............................................
10.5          1994 Stock Option Plan of the Company(1).....................................................
10.5.1        1994 Stock Option Plan of the Company, as amended(2).........................................
10.5.2        1996 Stock Option Plan of the Company(2).....................................................
10.6          Employment Agreement with Angelo R. Appierto(1)..............................................
10.6.1        Amendment to Employment Agreement with Angelo R. Appierto(2).................................
10.6.2        Form of Amendment to Employment Agreement with Angelo R. Appierto(2).........................
10.6.3        Form of Amendment to Employment Agreement with Angelo R. Appierto............................
10.6.4        AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated
              as of April 1, 1997, by and between THE AEGIS CONSUMER FUNDING
              GROUP, INC. and Mr. Angelo R. Appierto.......................................................
10.7          Employment Agreement with Gary D. Peiffer(1).................................................
10.7.1        Amendment to Employment Agreement with Gary D. Peiffer(2)....................................
10.7.2        Form of Amendment to Employment Agreement with Gary D. Peiffer(2)............................
10.7.3        Form of Amendment to Employment Agreement with Gary D. Peiffer...............................
10.7.4        TERMINATION AGREEMENT dated as of June 18, 1997, between
              THE AEGIS CONSUMER FUNDING GROUP, INC. and Mr. Gary D.
              Peiffer......................................................................................
10.8          Employment Agreement with Joseph F. Battiato(1)..............................................
10.8.1        Amendment to Employment Agreement with Joseph F. Battiato(2).................................
10.8.2        Form of Amendment to Employment Agreement with Joseph F. Battiato(2).........................
10.8.3        Form of Amendment to Employment Agreement with Joseph F. Battiato............................
10.8.4        AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of
              April 1, 1997, by and between THE AEGIS CONSUMER FUNDING GROUP,
              INC. and Mr. Joseph F. Battiato..............................................................
10.9          Employment Agreement with Matthew B. Burns(1)................................................
10.9.1        Amendment to Employment Agreement with Matthew B. Burns(2)...................................
10.9.2        Amendment to Employment Agreement of Matthew B. Burns,
              dated as of October 11, 1995.(2).............................................................
10.9.3        Termination of Employment Agreement with Matthew B. Burns....................................
10.10         Employment Agreement with Jorge G. Rios(1)...................................................
10.10.1       AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated as of
              April 1, 1997, by and between THE AEGIS CONSUMER  FUNDING GROUP, INC.
              and Mr. Jorge Rios...........................................................................
10.11         Employment Agreement with Robert G. Nelson(1)................................................
10.12         Consulting Agreement with Drew E. Schaefer and Nustar Financial Corp.(1).....................
10.13         Termination of Consulting Agreement with Drew E. Schaefer
              Nustar Financial Corporation(1)..............................................................
10.14         Lease, dated June 29, 1992, by and between the Company and First Pac
              Limited, with respect to 33 Whitehall St., New York, New York(1).............................
10.15         Additional Space Agreement, dated September 30, 1993, by and between the Company and First Pac Limited(1).................................................
10.16         Sublease,  dated  September  27, 1993, by and between the
              Company as subtenant and Centre  Reinsurance  Company and
              International Insurance
              Advisors, Inc., as sublessors(1).............................................................
10.17         Sublease, dated as of October 1, 1993, by and between the Company as sublessor and Americorp Financial Services, Inc. as subtenant(1).............................
10.18         Master Servicing Agreement, dated as of February 28, 1994, between
              American Lenders Facilities, Inc. and Aegis Consumer Finance, Inc.(1)........................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.19         Program Management Agreement, dated as of November 16, 1992, by and between Aegis Financial Advisers, Inc., and The Bennett Funding
              Group, Inc(1)................................................................................
10.20         Program Management Agreement Amendment No. 1, dated as of
              July 1, 1993 by and between Aegis Financial Advisers, Inc. and
              The Bennett Funding Group, Inc.(1)...........................................................
10.21         Loan and Security Agreement, dated as of August 11, 1994, between Aegis
              Consumer Finance, Inc. and III Finance Ltd.(1)...............................................
10.21.1       Form of Promissory Note relating to Exhibit 10.21(1).........................................
10.21.2       Form of Cash Flow Valuation Report relating to Exhibit 10.21(1)..............................
10.21.3       Aegis Auto Receivables 1994-A, L.P., Agreement of Limited Partnership
              relating to Exhibit 10.21(1).................................................................
10.21.4       Pooling and Servicing Agreement relating to Exhibit 10.21.(1)................................
10.21.5       List of Closing Documents relating to Exhibit 10.21.(1)......................................
10.21.6       See Exhibit 10.3.4.(1).......................................................................
10.21.7       See Exhibit 10.3.6.(1).......................................................................
10.22         Loan and Security Agreement, dated as of September 28, 1994, between
              Aegis Consumer Finance, Inc. and III Finance Ltd.(1).........................................
10.22.1       Form of Promissory Note relating to Exhibit 10.22(1).........................................
10.22.2       See Exhibit 10.21.2(1).......................................................................
10.22.3       See Exhibit 10.21.3(1).......................................................................
10.22.4       See Exhibit 10.21.4(1).......................................................................
10.22.5       See Exhibit 10.21.5(1).......................................................................
10.22.6       See Exhibit 10.3.4(1)........................................................................
10.22.7       See Exhibit 10.3.6.(1).......................................................................
10.23         Form of Dealer Agreement(1)..................................................................
10.24         Form of Customer Credit Application(1).......................................................
10.25         Partnership Agreement of Aegis Investment Partners(1)........................................
10.26         Employment Termination Agreement, dated as of February 22, 1995, between the Company and Robert Nelson(1).....................................................
10.27         Servicing Agreement with American Lenders Facility, Inc.(2)..................................
10.28         Loan and Security Agreement, dated as of December 22, 1994 between Aegis Consumer Finance, Inc. and III Finance Ltd.(2).................................
10.28.1       Form of Promissory Note relating to Exhibit 10.28(2).........................................
10.28.2       Exhibit 10.21.2 Form of Cash Flow Valuation  Report relating to
              Exhibit 10.21(1).............................................................................
10.28.3       Exhibit 10.21.3 Aegis Auto Receivables 1994-A, L.P., Agreement of
              Limited Partnership relating to Exhibit 10.21(1).............................................
10.28.4       Exhibit 10.21.4 Pooling and Servicing Agreement relating to
              Exhibit 10.21(1).............................................................................
10.28.5       Exhibit 10.21.5 List of Closing Documents relating to Exhibit 10.21(1).......................
10.28.6       Exhibit 10.3.4 Form of RDI policy relating to Exhibit 10.3(1)................................
10.28.7       Exhibit 10.3.6 Form of VSI Policy relating to Exhibit 10.3(1)................................
10.29         Loan and Security Agreement dated as of March 22, 1995,
              between Aegis Consumer Finance, Inc. and III Finance LTD.(2).................................
10.29.1       Form of Promissory Note relating to Exhibit 10.29(2).........................................
10.29.2       Exhibit 10.21.2 Form of Cash Flow Valuation Report relating to
              Exhibit 10.21(1).............................................................................
10.29.3       Exhibit 10.21.3 Aegis Auto Receivables 1994-A, L.P., Agreement of
              Limited Partnership relating to Exhibit 10.21(1).............................................
10.29.4       Exhibit 10.21.4 Pooling and Servicing Agreement relating to
              Exhibit 10.21(1).............................................................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.29.5       Exhibit 10.21.5 List of Closing Documents relating to Exhibit 10.21(1).......................
10.29.6       Exhibit 10.3.4 Form of RDI Policy relating to Exhibit 10.3(1)................................
10.29.7       Exhibit 10.3.6 Form of VSI Policy relating to Exhibit 10.3(1)................................
10.39         Employment Agreement with Dina L. Penepent(2)................................................
10.40         Master Amendment to Loan and Security Agreements, dated as of August 24, 1995 between Aegis Auto Finance, Inc. and III Finance Ltd(2)......................................
10.41         Amendment No. 4 to Loan and Security Agreement, dated as of September 12, 1995 between Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance Ltd.(2).........
10.42         Amendment No. 5 to Loan and Security Agreement, dated as of October 18, 1995 between Aegis Acceptance Corp., Aegis Consumer Finance, Inc. and III Finance ................
              Ltd.(2)......................................................................................
10.43         Amendment No.5 to Loan and Security Agreement, dated as of September 13, 1995, between Aegis Auto Finance, Inc. and III Finance Ltd.(2).....................................
10.44         Amendment No. 6 to Loan and Security Agreement, dated as of October 18, 1995, between Aegis Auto Finance, Inc. and III Finance Ltd.(2).....................................
10.45         Purchase Agreement dated as of 611/95 by and between Aegis Auto Finance, Inc.
              as Seller and Aegis Auto Funding Corp. as Purchaser(2).......................................
10.46         Purchase Agreement dated as of 6/20/95 by and between Aegis Auto Funding
              Corp. as Seller and Smith Barney Inc. as Purchaser.(2).......................................
10.47         Loan and Security Agreement, dated as of June 20, 1995 between Aegis Auto
              Finance, Inc. as Borrower and III Finance Ltd. as Lender.(2).................................
10.47.1       Promissory Note relating to Exhibit 10.45.(2)................................................
10.48.        Exhibit 10.30.2 Form of Cash Flow Valuation Report relating to Exhibit
              10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1)...........................
10.48.1       Exhibit 10.30.3 Pooling and Servicing Agreement relating to Exhibit
              10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1)...........................
10.48.2       Exhibit 10.30.4 List of Closing Documents relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1)....................................
10.48.3       Exhibit 10.30.5 Form of RDI Policy relating to Exhibit 10.29.6, relating to Exhibit
              10.3.4, relating to Exhibit 10.3(1)..........................................................
10.48.4       Exhibit 10.30.6 Form of VSI Policy relating to Exhibit 10.29.7, relating to Exhibit
              10.3.6, relating to Exhibit 10.3(1)..........................................................
10.49         Purchase Agreement dated as of 9/1/95 by and between Aegis Auto Finance, Inc.
              as Seller and Aegis Auto Funding Corp. as Purchaser.(2)......................................
10.50         Purchase Agreement dated as of 9/20/95 by and between Aegis Auto Funding
              Corp. as Seller and Smith Barney Inc. as Purchaser.(2).......................................
10.51         Loan and Security Agreement, dated as of September 25, 1995 between Aegis....................
              Auto Finance, Inc. as Borrower and III Finance Ltd. as Lender.(2)............................
10.51.1       Promissory Note relating to Exhibit 10.49.(2)................................................
10.52         Exhibit 10.46 Form of Cash Flow Valuation Report relating to Exhibit
              10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit
              10.21(1).....................................................................................
10.52.1       Exhibit 10.46.1 Pooling and Servicing  Agreement relating
              to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating
              to Exhibit 10.21.4, relating to
              Exhibit 10.21(1).............................................................................
10.52.2       Exhibit 10.46.2 List of Closing Documents relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit
              10.21(1).....................................................................................
10.52.3       Exhibit 10.46.3 Form of RDI Policy relating to Exhibit 10.30.5, relating to Exhibit
              10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3(1).............................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.52.4       Exhibit 10.46.4 Form of VSI Policy relating to Exhibit 10.30.6, relating to Exhibit
              10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1).............................
10.53         Purchase Agreement dated as of 11/7/95 by and between Aegis Auto
              Finance, Inc. as Seller and Cameron State Bank as Purchaser.(2)..............................
10.54         Purchase Agreement dated as of 11/7/95 by and between Aegis Auto Finance, Inc.
              as Seller and City Savings Bank and Trust as Purchaser.(2)...................................
10.55         Amendment No. 1 to 6/20/95 Loan and Security Agreement, dated as of October
              27, 1995 between Aegis Auto Finance, Inc. and III Finance LTD.(2)............................
10.56         Amendment No. 1 to 9/25/95 Loan and Security Agreement, dated as of October
              27, 1995 between Aegis Auto Finance, Inc. and III Finance LTD.(2)............................
10.57         Form of Regulation S Subscription Agreement (2)..............................................
10.57.1       Registration Rights Agreement relating to Exhibit 10.57 (2)..................................
10.58         Loan and Security Agreement, dated as of 11/7/95 between The Aegis Consumer
              Funding Group, Inc., as Borrower, and both Aegis Consumer Finance, Inc., and
              Aegis Auto Funding Corp.,as Guarantors, and Beckett Reserve Fund, L.L.C.,
              as Lender. (2)...............................................................................
10.58.1       Promissory Note relating to Exhibit 10.58.(2)................................................
10.59         Purchase Agreement dated as of 11/7/95 between Aegis Auto Finance, Inc., as Seller, and City Savings Bank and Trust as Purchaser.(2)..................................
10.60         Purhase Agreement dated as of 11/7/95 between Aegis Auto Finance, Inc., as Seller, and Cameron State Bank as Purchaser.(2)...........................................
10.61         Agreement of Sublease dated as of 11/10/95 between Aegis Consumer
              Funding Group, Inc., and Peterson & Ross.(2).................................................
10.62         Purchase Agreement dated as of 12/12/95 between Aegis Auto Finance, Inc.
              as Seller and Calcasieu Marine National Bank as Purchaser.(2)................................
10.63         Funding Agreement dated as of 4/4/95 between U.S. Investment Group, Inc., and The Aegis Consumer Funding Group, Inc.(2)................................................
10.63.1       Amendment dated as of 8/4/95 relating to Exhibit 10.63.(2)...................................
10.64         Fee Agreement dated as of 12/20/95 with Chaneil Associates.(2)...............................
10.65         Loan Purchase Agreement dated as of 12/1/95 between Aegis Auto Finance, Inc.
              and Aegis Auto Funding Corp. II, as Purchaser.(2)............................................
10.65.1       Trust Purchase Agreement dated as of 12/1/95 between Aegis Auto Owner Trust 1995 as Issuer, and Aegis Auto Funding Corp. II, as Seller.(2)....................................
10.65.2       Trust Agreement dated as of 12/1/95 among Aegis Auto Funding Corp. II, as Depositor, and Bankers Trust as Owner Trustee.(2).........................................
10.65.3       Indenture dated as of 12/1/95 between Aegis Auto Owner Trust 1995, as Issuer, and
              Norwest Bank Minnesota, National Association, as Indenture Trustee.(2).......................
10.65.4       Insurance Agreement dated as of 12/1/95 by and between MBIA Insurance
              Corporation, as Insurer, Aegis Auto Funding Corp. II, as Seller, Aegis Auto
              finance, Inc., as Servicer, Aegis Auto Owner Trust 1995, as Issuer, Norwest
              Bank Minnesota, National association, as Indenture Trustee, and Norwest Bank
              Minnesota, National Association, as Back-up Servicer.(2).....................................
10.65.5       Servicing Agreement dated as of 12/1/95 among Aegis Auto Finance, Inc., as Servicer,
              Aegis Auto Funding Corp. II, as Seller, Aegis Auto Owner Trust 1995, as Issuer, and
              Norwest Bank Minnesota, National Association, as Back-up Servicer.(2)........................
10.65.6       Addendum to Servicing Agreement, relating to Exhibit 10.65.5.(2).............................
10.65.7       Placement agency Agreement dated as of 12/13/95, relating to Exhibit 10.65.2.(2).............
10.65.8       Note Purchase Agreement dated as of 12/20/95, by and between Aegis Auto Owner
              Trust 1995, Issuer, Aegis Auto Finance, Inc, as Servicer, Aegis Auto Funding Corp.,
              as Seller, Market Street Capital Corporation, as Purchaser.(2)...............................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.65.9       Administration Agreement dated as of 12/20/95 between
              Aegis Auto Finance, Inc., as Servicer, and Rothschild Inc., as Administrator.(2).............
10.70         Lease Agreement dated as of 11/14/94, between Newport L.G.-I, Inc., as Landlord, and The Aegis Consumer Funding Group, Inc., as Tenant.(2).......................
10.70.1       Amendment to Lease, dated as of 12/23/94 between Newport L.G.-I, Inc., as
              Landlord, and The Aegis Consumer Funding Group, Inc., as Tenant, relating to
              Exhibit 10.70.(2) ...........................................................................
10.70.2       Second Amendment to Lease, dated as of 12/29/95 between Newport L.G.-I, Inc., as
              Landlord, and The Aegis Consumer Funding Group, Inc.,as Tenant, relating to Exhibit 10.70 (2).........................................................................
10.71         Fee Agreement dated as of 12/20/95 with U.S. Investment Group, Inc., relating to Exhibit 10.63.............................................................................
10.72         Purchase Agreement dated as of 12/1/95 by and between Aegis Auto Finance, Inc.
              as Seller and Aegis Auto Funding Corp., as Purchaser.(2).....................................
10.73         Purchase Agreement dated as of 12/20/95 by and between
              Aegis Auto Funding Corp. as Seller and Smith Barney Inc., as Purchaser.(2)...................
10.74         Loan and Security Agreement dated as of 12/20/95 between
              Aegis Auto Finance, Inc. as Borrower and III Finance Ltd., as Lender.(2).....................
10.74.1       Form of Promissory Note relating to Exhibit 10.60.(2)........................................
10.75         Exhibit 10.48 Form of Cash Flow Valuation Report, relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to Exhibit 10.21.3, relating to Exhibit 10.21(1).......
10.75.1       Exhibit 10.48.1 Pooling and Servicing Agreement, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1)................
10.75.2       Exhibit 1048.2 List of Closing Documents, relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1).......
10.75.3       Exhibit 10.48.3 Form of RDI Policy, relating to Exhibit 10.30.5, relating to
              Exhibit 10.29.6 relating to Exhibit 10.3.4, relating to Exhibit 10.3(1)......................
10.75.4       Exhibit 10.48.4 Form of VSI Policy, relating to Exhibit 10.30.6,  relating to
              Exhibit  10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1)....................
10.76         Form of Servicing Agreement dated as of 12/1/95 by and between
              Aegis Auto Finance, Inc. as Seller and Aegis Auto Funding Corp. as Purchaser.(2).............
10.77         Consultant/Advisor Agreement dated as of 1/2/96, between The Sloane Organization, as Consultant, and The Aegis Consumer Funding Group, Inc., as the Consultee.(2)..............
10.77.1       Sloane Letter Agreement dated as of 1/3/96, relating to Exhibit 10.77.(2)....................
10.78         Purchase Agreement dated as of 1/19/96 between Aegis Auto Finance, Inc.
              as Seller and United Bank and Trust Company as Purchaser.(2).................................
10.79         Purchase Agreement dated as of 1/24/96 between Aegis Auto Finance, Inc.
              as Seller and Gulf Coast Bank as Purchaser.(2)...............................................
10.79.1       Reserve Account Agreement, relating to Exhibit 10.79.(2).....................................
10.80         Notice of Annual Meeting of Stockholders and Proxy Statement.(2).............................
10.80.1       Proxy Card, relating to 10.80.(2)............................................................
10.81         Purchase Agreement dated as of 2/29/96 between Aegis Auto Finance, Inc. as
              Seller and First Bank of Eunice as Purchaser.(2).............................................
10.82         Purchase Agreement dated as of 3/21/96 between Aegis Auto Finance, Inc. as
              Seller and United Bank and Trust Company as Purchaser.(2)....................................
10.83         Purchase Agreement dated as of 3/1/96 by and between Aegis Auto Finance, Inc.
              as Seller and Aegis Auto Funding Corp., as Purchaser.(2).....................................
10.84         Purchase Agreement dated as of 3/22/96 by and between Aegis Auto Funding
              Corp. as Seller and Greenwich Capitol Markets, Inc., as Purchaser.(2)........................
10.85         Loan and Security Agreement dated as of 3/22/96 between Aegis Auto Finance,
              Inc. as Borrower and III Finance Ltd., as Lender.(2).........................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.85.1       Form of Promissory Note relating to Exhibit 10.85(2).........................................
10.86         Exhibit 10.75 Form of Cash Flow Valuation Report, relating to Exhibit 10.48 relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to
              Exhibit 10.21.3, relating to Exhibit
              10.21(1).....................................................................................
10.86.1       Exhibit 10.75.1 Pooling and Servicing Agreement, relating to Exhibit 10.48.1, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit
              10.21.4, relating to Exhibit 10.21(1)........................................................
10.86.2       Exhibit 10.75.2 List of Closing Documents, relating to Exhibit 10.48.2, relating to
              Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to
              Exhibit 10.21(1).............................................................................
10.86.3       Exhibit 10.75.3 Form of RDI Policy, relating to Exhibit 10.48.3, relating to
              Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to
              Exhibit 10.3(1)..............................................................................
10.86.4       Exhibit 10.75.4 Form of VSI Policy, relating to Exhibit 10.48.4, relating to
              Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to
              Exhibit 10.3(1)..............................................................................
10.87         Servicing Agreement dated as of 3/1/96 by and between Aegis Auto Finance, Inc.
              as Servicer and Norwest Bank Minnesota, National Association in its capacity as
              Backup Servicer and Norwest Bank Minnesota, National Association in its
              capacity as Trustee.(2)......................................................................
10.88         Master Servicing Agreement dated as of 4/6/96 by and between American
              Lenders Facilities, Inc. as Servicer and Aegis Consumer Finance, Inc. as
              Company.(2)..................................................................................
10.89         Subcontracting Agreement dated as of 4/6/96 by and between American Lenders
              Facilities, Inc. as Servicer and Aegis Consumer Finance, Inc. as Subcontractor.(2)...........
10.90         Form of Greenwich Capital Markets, Inc. Warrant ("Greenwich Warrant") to
              purchase Common Stock of The Aegis Consumer Funding Group, Inc.(2)...........................
10.90.1       Form of Escrow letter concerning Greenwich Warrant, relating to Exhibit 10.90.(2)............
10.90.2       Form of Acknowledgement letter concerning the adequacy of the Greenwich
              Warrant, relating to Exhibit 10.90.(2).......................................................
10.91         Exhibit 10.86 Form of Cash Flow Valuation Report, relating to Exhibit 10.75, relating to Exhibit 10.48, relating to Exhibit 10.30.2, relating to Exhibit 10.29.2, relating to
              Exhibit 10.21.3, relating to Exhibit 10.21(1)................................................
10.91.1       Exhibit 10.86.1 Pooling and Servicing Agreement,  relating to Exhibit 10.75.1, relating to Exhibit 10.48.1, relating to Exhibit 10.30.3, relating to Exhibit 10.29.4, relating to Exhibit 10.21.4, relating to Exhibit 10.21(1)....................................
10.91.2       Exhibit 10.86.2 List of Closing Documents,  relating to Exhibit 10.75.2, relating to Exhibit 10.48.2, relating to Exhibit 10.30.4, relating to Exhibit 10.29.5, relating to Exhibit 10.21.5, relating to Exhibit 10.21(1)....................................
10.91.3       Exhibit 10.86.3 Form of RDI Policy, relating to Exhibit 10.75.3, relating to Exhibit 10.48.3, relating to Exhibit 10.30.5, relating to Exhibit 10.29.6, relating to Exhibit 10.3.4, relating to Exhibit 10.3(1)......................................
10.91.4       Exhibit 10.86.4 Form of VSI Policy, relating to Exhibit 10.75.4, relating to Exhibit 10.48.4,  relating to Exhibit 10.30.6, relating to Exhibit 10.29.7, relating to Exhibit 10.3.6, relating to Exhibit 10.3(1)......................................
10.91.5       Form of Purchase Agreement dated as of 6/01/96 by and between Aegis Auto Finance,
              Inc. as Seller and Aegis Auto Funding Corp., as Purchaser....................................
10.91.6       Form of Purchase Agreement dated as of 6/01/96 by and between Aegis Auto Funding
              Corp. III, as seller and Aegis Auto Finance, Inc., as Purchaser..............................
10.91.7       Fom of Servicing Agreement dated as of 6/1/96 by and between Aegis Auto Finance,
              Inc. as Servicer and Norwest Bank Minnesota, National Association in its capacity as
              Backup Servicer and Norwest Bank Minnesota, National Association in its
              capacity as Trustee.(2)......................................................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.91.8       Form of Purchase Agreement as of May 17, 1996, by and between Aegis Auto Finance,
              Inc. as Seller and Aegis Auto Funding Corp. III as Purchaser.................................
10.92         Form of Rothschild Placement Agency Agreement Letter.........................................
10.93         Greenwich Capital Commitment Letter..........................................................
10.93.1       Amendment to Greenwich Capital Commitment Letter ............................................
10.94         Warehouse Lending Agreement dated as of May 17, 1996 by and between The
              Aegis Consumer Funding Group, Inc. as Guarantor, Aegis Auto Funding Corp. III
              and Greenwich Capital Financial Products, Inc., as Lender....................................
10.94.1       Form of Note relating to Exhibit 10.94.......................................................
10.94.2       Form of Security Agreement relating to Exhibit 10.94.........................................
10.94.3       Form of Servicing Agreement relating to Exhibit 10.94........................................
10.95         Credit Agreement Dated as of May 17, 1996, Among The Aegis Consumer Funding
              Group, Inc. as borrower, Aegis Consumer Finance, Inc., as Guarantor, Aegis Auto
              Finance, Inc., as Guarantor, and Greenwich Capital Financial Products, Inc.,
              as Lender ...................................................................................
10.95.1       Form of Note relating to Exhibit 10.95.......................................................
10.95.2       Form of Aegis Consumer Finance, Inc. Security and Pledge Agreement relating to
              Exhibit 10.95................................................................................
10.95.3       Form of Aegis Auto Finance, Inc. Security and Pledge Agreement
              relating to Exhibit 10.95....................................................................
10.95.4       AMENDED AND RESTATED CREDIT AGREEMENT dated as of June 23, 1997 to the Credit Agreement dated as of May 17, 1996 among THE AEGIS CONSUMER
              FUNDING GROUP, INC., as Borrower and AEGIS CONSUMER FINANCE, INC.
              and AEGIS AUTO FINANCE, INC. as Guarantors and GREENWICH CAPITAL
              FINANCIAL PRODUCTS, INC......................................................................
10.96         Loan and Security Agreement dated June 25, 1996, between Aegis Consumer
              Finance, Inc. and III Finance, Inc. LTD......................................................
10.96.1       Form of Promissory Note relating to Exhibit 10.96............................................
10.97         PURCHASE AGREEMENT dated as of September 1, 1996 by and between AEGIS
              AUTO FINANCE, INC. as Seller and AEGIS AUTO FUNDING CORP. as Purchaser.......................
10.97.1       SERVICING AGREEMENT dated as of September 1, 1996 among AEGIS AUTO FINANCE,
              INC., as Servicer NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION in its
              capacity as Backup Servicer and NORWEST BANK
              MINNESOTA, NATIONAL ASSOCIATION in its capacity as Trustee...................................
10.97.2       POOLING AND SERVICING AGREEMENT Dated as of September 1, 1996 by
              and between AEGIS AUTO FUNDING CORP., as Seller and NORWEST BANK
              MINNESOTA, NATIONAL ASSOCIATION as Trustee and Backup Servicer...............................
10.98         LOAN AND SECURITY AGREEMENT dated as of September 12, 1996 by and between
              AEGIS AUTO FINANCE, INC. as Borrower and III FINANCE, INC. as Lender.........................
10.98.1       NOTE relating to 10.98.......................................................................
10.99         POOLING AND SERVICING AGREEMENT dated as of September 1, 1996 by and between AEGIS AUTO FUNDING CORP., as Seller and NORWEST BANK MINNESOTA,
              NATIONAL ASSOCIATION, as Trustee and Backup Servicer.........................................
10.99.1       PURCHASE AGREEMENT dated as of September 1, 1996 by and
              between AEGIS AUTO FINANCE, INC. as Seller and AEGIS AUTO
              FUNDING CORP. as Purchaser...................................................................
10.99.2       CERTIFICATE PURCHASE AGREEMENT dated as of September 27,
              1996 by and between AEGIS AUTO FUNDING CORP. and
              GREENWICH CAPITAL MARKETS, INC...............................................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.100        SERVICING AGREEMENT dated as of September 1, 1996 among AEGIS AUTO FINANCE,
              INC., as Servicer, NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION in its
              capacity as Backup Servicer and NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION in its capacity as Trustee.......................................................
10.101        Employment Agreement by and between SYSTEMS AND SERVICES TECHNOLOGIES,
              INC. and Matthew B. Burns....................................................................
10.102        Employment Agreement by and between SYSTEMS AND SERVICES TECHNOLOGIES,
              INC. and John Chappell.......................................................................
10.103        PURCHASE AGREEMENT dated as of December 9, 1996 by and
              between AEGIS AUTO FINANCE, INC. as Seller and ENTERPRISE
              NATIONAL BANK OF PALM BEACH as Purchaser.....................................................
10.103.A      FIRST MODIFICATION OF PURCHASE AGREEMENT
              dated as of March 20, 1997, by and between AEGIS
              AUTO FINANCE, INC. as Seller and ENTERPRISE
              NATIONAL BANK OF PALM BEACH as Purchaser.....................................................
10.103.1      ADDENDUM TO MASTER SERVICING AGREEMENT dated as of
              December 9, 1996 by and among AMERICAN LENDERS FACILITIES,
              INC. as Servicer, AEGIS CONSUMER FINANCE, INC., AEGIS AUTO
              FINANCE INC. as Seller and ENTERPRISE NATIONAL BANK OF
              PALM BEACH...................................................................................
10.103.1A     MODIFICATION OF ADDENDUM TO MASTER SERVICING
              AGREEMENT dated as of March 20, 1997, by
              and among AMERICAN LENDERS FACILITIES, INC.
              as Servicer, AEGIS CONSUMER FINANCE, INC., AEGIS
              AUTO FINANCE, INC. as Seller and ENTERPRISE NATIONAL
              BANK OF PALM BEACH as Purchaser..............................................................

10.104        MASTER TRUST AGREEMENT dated as of March 1, 1997, by and
              among AEGIS AUTO FUNDING CORP. IV, NORWEST BANK
              MINNESOTA, NATIONAL ASSOCIATION as Backup Servicer,
              and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION
              as Trustee with respect to the Aegis Auto Receivables Trusts.................................
10.104.1      MASTER PURCHASE AGREEMENT dated as of
              March 1, 1997, by and between AEGIS AUTO FINANCE, INC. as
              Borrower and AEGIS AUTO FUNDING CORP. IV.....................................................
10.104.2      MASTER SERVICING AGREEMENT dated as of March
              1, 1997, by and among AEGIS AUTO FUNDING CORP. IV,
              NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION
              as Backup Servicer and NORWEST BANK MINNESOTA,
              NATIONAL ASSOCIATION as Trustee..............................................................
10.104.3      POOLING AND SERVICING AGREEMENT dated as of March 1,
              1997, by and among AEGIS AUTO FUNDING CORP. IV., NORWEST
              BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee and
              Backup Servicer..............................................................................
10.104.4      MASTER CERTIFICATE PURCHASE AGREEMENT dated as of
              March 14, 1997, by and among AEGIS AUTO FUNDING CORP. IV
              THE AEGIS CONSUMER FUNDING GROUP, INC., and III FINANCE
              LTD., III GLOBAL LTD. and III LIMITED PARTNERSHIP,
              collectively, as Purchasers..................................................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.104.5      POOLING AND SERVICING AGREEMENT dated as of April 1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller
              and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION,
              as Trustee and Backup Servicer...............................................................
10.104.6      SUPPLEMENTAL CONVEYANCE  dated as of April 16, 1997, by
              AEGIS AUTO FINANCE, INC. to AEGIS AUTO FUNDING CORP. IV,
              as Purchaser.................................................................................
10.104.7      PROMISSORY NOTE dated as of Apr 16, 1997, executed by THE
              AEGIS CONSUMER FUNDING GROUP, INC. in favor of AEGIS
              AUTO FUNDING CORP. IV........................................................................
10.104.8      POOLING AND SERVICING dated as of May 1, 1997,
              by and between AEGIS AUTO FUNDING CORP. IV, as Seller
              and NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION, as Trustee and Backup Servicer..................................................
10.104.9      PROMISSORY NOTE dated as of May 12, 1997, executed by THE
              AEGIS CONSUMER FUNDING GROUP, INC. in favor of
              AEGIS AUTO FUNDING CORP. IV.
10.104.10     SUPPLEMENTAL CONVEYANCE dated as of May 12, 1997,
              executed by AEGIS AUTO FINANCE, INC. to AEGIS AUTO
              FUNDING CORP. IV, as Purchaser...............................................................
10.104.11     AMENDED AND RESTATED MASTER TRUST AGREEMENT dated as of May
              1, 1997, by and between AEGIS AUTO FUNDING CORP. IV, as Seller and
              NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee.....................................
10.104.12     POOLING AND SERVICING AGREEMENT dated as of [            ] by and
              between AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK
              MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer..............................
10.104.13     SUPPLEMENTAL CONVEYANCE dated as of [                     ] by AEGIS AUTO
              FINANCE, INC. to AEGIS AUTO FUNDING CORP. IV, as Purchaser...................................
10.104.14     TERM NOTE dated as of [                 ] by THE AEGIS CONSUMER FUNDING
              GROUP, INC. in favor of AEGIS AUTO FUNDING CORP. IV..........................................
10.104.15     POOLING AND SERVICING AGREEMENT dated as of [            ] by and between
              AEGIS AUTO FUNDING CORP. IV, as Seller and NORWEST BANK
              MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Backup Servicer..............................
10.104.16     SUPPLEMENTAL CONVEYANCE dated as of [                     ] by AEGIS AUTO
              FINANCE, INC. to AEGIS AUTO FUNDING CORP. IV, as Purchaser...................................
10.104.17     TERM NOTE dated as of [                 ] by THE AEGIS CONSUMER FUNDING
              GROUP, INC. in favor of AEGIS AUTO FUNDING CORP. IV..........................................
10.105        LOAN AND SECURITY AGREEMENT dated as of March
              14, 1997, by and among AEGIS AUTO FINANCE, INC. as
              Borrower, III FINANCE LTD. and III GLOBAL LTD., collectively as Lenders...................................................................................
10.105.1      PROMISSORY NOTE dated as of March 14, 1997,
              executed by AEGIS AUTO FINANCE, INC. in favor of III FINANCE
              LTD..........................................................................................
10.105.2      PROMISSORY NOTE dated as of March 14, 1997,
               executed by AEGIS AUTO FINANCE, INC. in favor of
              III GLOBAL LTD...............................................................................
10.105.3      GUARANTY dated as of March 14, 1997, executed by THE AEGIS
              CONSUMER FUNDING GROUP, INC. in favor of III FINANCE
              LTD. and III GLOBAL LTD......................................................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.105.4      PLEDGE AGREEMENT dated as of March 14,1997,
              executed by THE AEGIS CONSUMER FUNDING GROUP, INC. in
              favor of III FINANCE LTD. and III GLOBAL LTD.................................................
10.105.5      PLEDGE AGREEMENT dated as of March 14, 1997,
              executed by AEGIS CONSUMER FINANCE, INC. in favor of
              III FINANCE LTD. and III GLOBAL LTD..........................................................
10.105.6      PLEDGE AGREEMENT dated as of March 14, 1997,
              executed by AEGIS CAPITAL MARKETS, INC.
              (d/b/a MARKETS) in favor of III FINANCE LTD. AND III
              GLOBAL LTD...................................................................................
10.105.7      RETAINED YIELD PLEDGE AGREEMENT dated as of March 14,
              1997, executed by AEGIS AUTO FINANCE, INC. in favor of  III
              FINANCE LTD..................................................................................
10.105.8      AMENDMENT NO. 6 dated as of March 12, 1997,
              by and among AEGIS ACCEPTANCE CORP., AEGIS CONSUMER
              FINANCE, INC. and III FINANCE LTD. to the LOAN AND
              SECURITY AGREEMENT dated as of February 28, 1994.............................................
10.105.9      SECURITY AGREEMENT dated as of March 14,
              1997, by and between AEGIS ACCEPTANCE CORP. and AEGIS
              CONSUMER FINANCE, INC., as grantors and III FINANCE LTD.
              and III GLOBAL LTD., as Secured Parties......................................................
10.105.10     MASTER AMENDMENT TO LOAN AND
              SECURITY  AGREEMENT  dated  as of March  19,  1997 by and
              between  AEGIS  CONSUMER  FINANCE,  INC.  and AEGIS  AUTO
              FINANCE,  INC.,  as Borrowers  and III FINANCE  LTD.,  as
              Lender and an ASSIGNMENT  AGREEMENT dated as of March 19,
              1997 by and among AEGIS CAPITAL MARKETS, AEGIS ACCEPTANCE
              CORP. AND AEGIS AUTO FINANCE, INC............................................................
10.106        SERVICING AGREEMENT dated as of January 3, 1997,
              by and between SYSTEMS & SERVICES TECHNOLOGIES, INC.
              and AEGIS CONSUMER FINANCE, INC..............................................................
10.107        INDENTURE dated as of April 30, 1997, among AEGIS AUTO FINANCE, INC., as Borrower, THE AEGIS CONSUMER FUNDING GROUP and NORWEST
              BANK MINNESOTA, NATIONAL ASSOCIATION, as Indenture Trustee as to
              the Subordinated Debentures..................................................................
10.107.1      12% EXCHANGEABLE SUBORDINATED NOTES due 2004 (i) the first payable to THE HIGH RISK OPPORTUNITIES HUB FUND LTD. in the principal amount of $5,000,000; and (ii) the second payable to III FINANCE LTD. in the principal amount of $16,333,333........................................................................
10.107.2      NOTE PURCHASE AGREEMENT dated as of April 30, 1997, among AEGIS
              AUTO FINANCE, INC., THE AEGIS CONSUMER FUNDING GROUP, INC.,
              III FINANCE LTD. AND THE HIGH RISK OPPORTUNITIES HUB FUND LTD.
10.107.3      REGISTRATION RIGHTS AGREEMENT dated as of April 30, 1997, among
              THE AEGIS CONSUMER FUNDING GROUP, INC., THE HIGH RISK
              OPPORTUNITIES HUB FUND LTD., AND III FINANCE LTD.............................................
10.107.4      GUARANTY AGREEMENT dated as of April 30, 1997, executed by THE AEGIS
              CONSUMER FUNDING GROUP, INC. in favor of NORWEST BANK
              MINNESOTA, NATIONAL ASSOCIATION, as Indenture Trustee.
10.107.5      PLEDGE AGREEMENT dated as of April 30, 1997, from THE AEGIS
              CONSUMER FUNDING GROUP, INC. to NORWEST BANK MINNESOTA,
              NATIONAL ASSOCIATION, as Indenture Trustee...................................................

Exhibit No.                           Description                                                                 Page No.
-----------                           -----------                                                                 --------
10.107.6      PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS CONSUMER
              FINANCE, INC. to NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION..................................................................................
10.107.7      PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS CAPITAL
              MARKETS, INC. to NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION..................................................................................
10.107.8      PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS AUTO
              FINANCE, INC. to NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION..................................................................................
10.107.9      PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS CONSUMER
              FINANCE, INC. to NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION..................................................................................
10.107.10S    ECURITY AGREEMENT dated as of April 30, 1997, from AEGIS AUTO
              FINANCE, INC. to NORWEST BANK MINNESOTA, NATIONAL
              ASSOCIATION..................................................................................
10.107.11     SECURITY AGREEMENT dated as of April 30, 1997, from AEGIS
              ACCEPTANCE CORP. and AEGIS CONSUMER FINANCE, INC. to NORWEST
              BANK MINNESOTA, NATIONAL ASSOCIATION.........................................................
10.107.12     LIEN SUBORDINATION AGREEMENT dated as of April 30, 1997, by
              NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION in favor
              of III FINANCE LTD...........................................................................
10.107.13     DESIGNEE AMENDMENT AGREEMENT dated as of April 30, 1997, from
              AEGIS CONSUMER FINANCE, INC. and acknowledged by III FINANCE LTD.
              and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION.............................................
10.107.14     CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF
              CLASSD REDEEMABLE PREFERRED STOCK OF THE AEGIS CONSUMER
              FUNDING GROUP, INC. dated as of May 15, 1997.................................................
10.108        AMENDED AND RESTATED MASTER LOAN AGREEMENT dated as of
              April 30, 1997, among AEGIS AUTO FINANCE, INC., AEGIS CONSUMER
              FINANCE, INC. AND III FINANCE LTD............................................................
10.108.1      AMENDED AND RESTATED NOTE dated as of May 21, 1997...........................................
10.108.2      PLEDGE AGREEMENT dated as of April 30, 1997, from AEGIS AUTO
              FINANCE, INC. to III FINANCE LTD.............................................................
10.108.3      PLEDGE AGREEMENT dated as April 30, 1997, from AEGIS CONSUMER
              FINANCE, INC. to III FINANCE LTD.............................................................
10.108.4      MASTER SECURITY AGREEMENT dated as of April 30, 1997, from each of
              THE AEGIS CONSUMER FUNDING GROUP, INC., AEGIS CONSUMER
              FINANCE, INC., AEGIS CAPITAL MARKETS, INC. and AEGIS AUTO
              FINANCE, INC. to III FINANCE LTD.............................................................
10.108.5      GUARANTY dated as of April 30, 1997, from THE AEGIS CONSUMER
              FUNDING GROUP, INC. to III FINANCE LTD.......................................................
10.109        EMPLOYMENT AGREEMENT dated as of July 1, 1997, by and between THE
              AEGIS CONSUMER FUNDING GROUP, INC. and Mr. William F. Henle.
11            Computation of Earnings Per Share............................................................
21            Subsidiaries of the Company(1)...............................................................
27            Financial Data Schedule......................................................................

                          THE AEGIS CONSUMER FUNDING GROUP, INC.
                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Report of Independent Auditors..............................................................F-2
Consolidated Statements of Financial Condition at June 30, 1996 and 1997 ...................F-3
Consolidated Statements of Income for the fiscal years ended June 30, 1995, 1996 and 1997................................................................................F-4
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
    June 30, 1995, 1996 and 1997............................................................F-5
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1996 and 1997................................................................................F-6
Notes to Consolidated Financial Statements..................................................F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Aegis Consumer Funding Group, Inc.

     We have audited the accompanying consolidated statements of financial condition of The Aegis Consumer Funding Group, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



                                                  ERNST & YOUNG LLP



September __, 1997
New York, New York

                     The Aegis Consumer Funding Group, Inc.

                 Consolidated Statements of Financial Condition


                                     Assets

                                                                 June 30,
                                                        ---------------------------
                                                            1996           1997
                                                        ------------   ------------
Cash and cash equivalents                               $  3,090,624   $  4,492,591
Interest and other receivables                             1,660,442      4,146,667
Automobile finance receivables, net                       41,058,222     33,572,010
Retained interests in securitized receivables             70,242,773     36,329,946
Fixed assets, net of accumulated
 depreciation of $712,073 in 1995
 and $1,401,048 in 1996                                    1,817,356      5,024,814
Other assets                                               3,582,337      3,234,620
                                                        ------------   ------------

                                                        $121,451,754   $ 87,720,321
                                                        ============   ============


                      Liabilities and stockholders' equity

Warehouse credit facilities                             $ 37,202,342   $ 17,407,004
Notes payable                                             29,848,859     38,409,302
Accounts payable and accrued expenses                     11,220,644     14,685,011
Income taxes payable                                       9,188,444        764,902
                                                        ------------   ------------

 Total liabilities                                        87,460,289     71,266,219
                                                        ------------   ------------


Subordinated debentures, net                                      --     24,031,746
                                                        ------------   ------------

Stockholders' equity:
Common stock, $.01 par value; 30,000,000
 shares authorized; shares issued
 and outstanding in 1996 and 17,677,217 shares
 issued and outstanding in 1997                              154,560        176,772
Preferred stock, Series C, $0.10 par value;
 1,100 shares authorized; 920 shares
 issued; 525 shares outstanding in 1996
 and 106 shares outstanding in 1997                               53             11
Paid-in capital                                           22,199,545     22,303,034
Retained earnings, (defecit) since date of
 recapitalization (March 1, 1992)                         11,637,307    (30,057,461)
                                                        ------------   ------------

 Total stockholders' equity                               33,991,465      7,577,644
                                                        ------------   ------------

                                                        $121,451,754   $ 87,720,321
                                                        ============   ============


             See notes to these consolidated financial statements.

                     The Aegis Consumer Funding Group, Inc.

                        Consolidated Statements of Income

                                                                   Years Ended June 30,
                                                       ------------------------------------------
                                                           1995           1996           1997
                                                       ------------   ------------   ------------
Revenues:
Gains (losses) from securitization transactions, net   $  9,522,648   $ 32,428,861   ($ 9,438,729)
Interest income                                           6,853,819     13,576,948     22,221,346
Servicing fee income                                                                    4,037,772
Fees and commissions earned                                 769,953        283,319        138,072
Fees and commissions earned - related parties               275,000             --             --
Other income                                                388,881         38,759      1,140,990
                                                       ------------   ------------   ------------

                                                         17,810,301     46,327,887     18,099,451
                                                       ------------   ------------   ------------
Operating Expenses:
Interest                                                  4,541,006     10,090,712     16,486,325
Interest paid to related parties                            252,879             --             --
Salaries and other employee costs                         3,896,697      8,267,376     14,324,924
Provision for credit losses                                 941,354       3,504,62      9,426,802
Charge for release of escrowed shares                       878,739        806,886             --
Office expenses                                             744,149        899,667      2,082,352
Professional fees                                           372,324      1,131,759      2,330,632
Professional fees to related parties                        350,000        125,000             --
Rent and electricity                                        615,749      1,249,557      2,018,778
Communications                                              606,523        974,979      2,463,008
Amortization and depreciation                               453,821        611,833      1,140,478
Travel and entertainment                                    126,640        300,042        483,106
Dealer list purchased from related parties                       --             --
Other                                                       988,775      1,604,816      2,271,800
                                                       ------------   ------------   ------------

                                                         14,768,656     29,567,249     53,028,205
                                                       ------------   ------------   ------------

Net income before income taxes                            3,041,645     16,760,638    (34,928,754)

Income taxes                                              1,768,024      7,472,022     (8,427,030)
                                                       ------------   ------------   ------------

Net income                                             $  1,273,621   $  9,288,616   ($26,501,724)
                                                       ============   ============   ============

Net income available for common stockholders           $  1,079,423   $  9,017,976   ($26,694,201)
                                                       ============   ============   ============

Net income per common and common equivalent share:
 Primary Earnings Per Share:
    Historical basis                                   $       0.09   $       0.65
                                                       ============   ============
    Pro-forma basis                                    $       0.12            N/A            N/A
                                                       ============   ============   ============

 Fully Diluted Earnings Per Share:
    Historical basis                                           0.08   $       0.61
                                                       ============   ============
    Pro forma basis                                    $       0.11            N/A            N/A
                                                       ============   ============   ============


             See notes to these consolidated financial statements.

                     The Aegis Consumer Funding Group, Inc.

           Consolidated Statements of Changes in Stockholders' Equity
                    Years Ended June 30, 1994 , 1995 and 1996

                                                                                           Other
                                                        Preferred Stock                  Transactions    Retained
                                               Common  ------------------   Paid-in         With        (Defecit)
                                                Stock  Series B  Series C   Capital      Shareholders    Earnings          Total
                                               ------  --------  -------- ------------   ------------  ------------    ------------
Balance, July 1 , 1994                         $122,563   $ 25    $ --    $  2,755,484    ($335,000)   $  1,539,907    $  4,082,979

Issuance of common stock from
    initial public offering, net                 21,921     --      --      11,824,936           --              --      11,846,857
Issuance of common stock from
    exercise of warrants                          3,284     --      --          23,716           --              --          27,000
Amortization of  common stock issued                 --     --      --              --       25,000              --          25,000
Redemption of preferred stock                        --    (25)     --      (2,452,653)          --              --      (2,452,678)
Repayment of stockholder receivable                  --     --      --              --      210,000              --         210,000
Net income                                           --     --      --              --           --       1,273,621       1,273,621
Release of escrowed shares                           --     --      --         878,739           --              --         878,739
Series B preferred stock dividends                   --     --      --              --           --        (194,198)       (194,198)
                                               --------   ----    ----    ------------    ---------    ------------    ------------

Balance, June 30, 1995                          147,768     --      --      13,030,222     (100,000)      2,619,330      15,697,320

Issuance of Series C preferred stock                 --     --      92       8,463,908           --              --       8,464,000
Conversions of Series C preferred
    stock to common stock                         6,792     --     (31)         (6,761)          --              --              --
Redemptions of Series C preferred stock              --     --      (8)     (1,104,413)          --              --      (1,104,421)
Issuance of warrants from debt agreements            --     --      --         739,064           --              --         739,064
Amortization of common stock issued                  --     --      --              --      100,000              --         100,000
Net income                                           --     --      --              --           --       9,288,616       9,288,616
Release of escrow shares                             --     --      --         806,886           --              --         806,886
Series C preferred stock dividends                   --     --      --         270,639           --        (270,639)             --
                                               --------   ----    ----    ------------    ---------    ------------    ------------

Balance, June 30, 1996                          154,560     --      53      22,199,545           --      11,637,307      33,991,465
                                               --------   ----    ----    ------------    ---------    ------------    ------------


Conversion of Series C preferred
 stock to common stock                           22,212     --     (42)        (22,170)          --              --              --
Issuance of warrants from debt
 agreements                                                                    265,985
Treasury stock reclassed to common
 from preferred stock conversion                     --     --      --        (340,000)          --              --        (340,000)
Net loss                                             --     --      --              --           --     (26,501,724)    (26,501,724)

Series C preferred stock dividends                   --     --      --         199,674           --        (192,477)             --
                                               --------   ----    ----    ------------    ---------    ------------    ------------
Balance, June 30, 1997                         $176,772   $ --    $ 11    $ 22,303,034           --    $ 15,056,894    $  7,422,923
                                               ========   ====    ====    ============    =========    ============    ============


             See notes to these consolidated financial statements.

                     The Aegis Consumer Funding Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                                                 Years Ended June 30,
                                                                                ---------------------------------------------------
                                                                                     1995               1996               1997
                                                                                -------------      -------------      -------------
Cash flows from operating activities:
    Net income (loss)                                                           $   1,273,621      $   9,288,616      ($ 41,495,093)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Amortization and depreciation                                                      453,821           611,833c          1,140,478
   Provision for credit losses                                                        941,354          3,504,622          9,426,802
   Valuation allowance on note receivable                                                  --            600,000                 --
   Provision (benefit) for deferred income taxes                                    1,546,540          5,918,034
   Release of Escrowed shares                                                         878,739            806,886                 --
   Unrealized gains on securitization transactions                                (21,439,207)       (53,950,552)       (12,316,889)
   Sale of retained yield assets                                                                                          1,028,797
   Write down of retained interests in securitized receivables                             --          7,500,000         46,000,000
   Automobile finance receivables portfolio:
       Purchases of automobile finance receivables                               (162,154,536)      (451,972,152)      (593,755,887)
       Sales of automobile finance receivables                                    123,899,778        432,582,175        567,209,169
       Repayments of automobile finance receivables                                 6,515,100         15,930,459         24,341,440
       Increase in prepaid insurance and direct costs of acquisition
          net of deferred acquisition fees                                           (757,582)        (1,319,746)         7,257,419
   Decrease in note receivable                                                             --          7,651,985                 --
   (Increas) decrease  in interest and other receivables                           (4,182,398)         3,047,448                 --
   Increase in other assets                                                          (217,500)        (2,551,691)           160,556
   (Increase)(decrease)  in accounts payable and accrued expenses                   5,017,747          5,104,868          4,196,022
   Decrease (increase) in income taxes payable                                       (983,063)         1,464,933         (9,155,199)
                                                                                -------------      -------------      -------------
        Net cash used in operating activities                                     (49,207,586)       (15,782,282)         4,037,615
                                                                                -------------      -------------      -------------

Cash flows from investing activities:
   Additional payments to securitized receivable trusts                                    --         (2,335,562)        (2,4212849)
   Distributions from retained interests in securitized receivables                 1,796,173          2,991,063          1,622,203
   Purchases of fixed assets                                                         (802,419)        (1,045,553)        (6,239,621)
   Write off fixed asets
   Purchase of sales territory                                                       (248,490)                --
        Net cash provided by (used in) investing activities                           745,264           (390,052)       703,897,020
                                                                                -------------      -------------      -------------

Cash flows from financing activities:
   Proceeds from borrowings under warehouse credit
     facilities                                                                   161,641,043        468,882,721        626,283,300
   Repayment of borrowings under warehouse credit facilities                     (128,738,913)      (479,842,650)      (646,078,639)
   Proceeds from borrowings under notes payable                                    16,044,277         39,416,908         84,325,383
   Repayment of borrowings under notes payable                                     (3,088,154)       (22,524,171)       (75,764,941)
   Proceeds from borrowings under revolving credit facility                         5,273,006                 --
   Repayment of borrowings under revolving credit facility                         (7,116,673)                --
   Proceeds from subordinated debt                                                         --                 --         26,333,333
   Pay of subordinated debt/Unamortized costs of sub debt                                  --                 --         (2,301,587)
   Utilization of net operating loss carryforward                                          --                 --
   Proceeds from initial public offering, net                                      11,846,857                 --
   Exercise of warrants to purchase common stock                                       27,000                 --
   Preferred stock, Series B dividends paid                                          (194,198)                --
   Proceeds from repayment of stockholder receivable                                  210,000                 --
   Redemption of preferred stock, Series B in 1995, Series C in 1996               (2,452,678)        (1,104,421)                --
   Purchase of treasury stock                                                                                              (340,000)
   Dividends preferred stock                                                                                                 21,435
   Proceeds from preferred stock issue, Series C                                           --          8,464,000
                                                                                -------------      -------------      -------------

        Net cash provided by financing activities                                  53,451,567         13,292,387         12,478,284
                                                                                -------------      -------------      -------------

   Net increase (decrease) in cash and cash equivalents                             4,989,245         (2,879,947)         1,401,967

   Cash and cash equivalents, beginning of year                                       981,326          5,970,571          3,090,624
                                                                                -------------      -------------      -------------

   Cash and cash equivalents, end of year                                       $   5,970,571      $   3,090,624      $   4,492,591
                                                                                =============      =============      =============



             See notes to these consolidated financial statements.

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of The Aegis Consumer Funding Group, Inc. (ACFG), and its wholly owned subsidiaries (collectively, the "Company"). Such subsidiaries are engaged primarily in automobile finance (acquiring automobile retail installment contracts and from April 1994 through August 1995 originated automobile leases), the capital markets business (structuring the securitizations of the Company), loan servicing (as of January 1, 1997) and providing financial advise to institutional investors. All material intercompany balances and transactions have been eliminated.

     ACFG was formed for the purpose of providing management and operational services to its subsidiaries. Its principal subsidiaries, Aegis Consumer Finance, Inc. (ACF),ams Systems and Services Technologies, Inc. ("SST") were formed for the purpose of providing operational services, warehouse facility arrangements and marketing support for its subsidiaries, and to service loans acquired by the Companyas well as other types of marginal loans originated by third parties, respectively.

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

     Finance contract acquisition fees received, insurance premiums paid and direct costs incurred for the underwriting and acquisition of automobile finance receivables held for sale are deferred until the related automobile finance receivables are securitized and sold. Origination fees received, insurance premiums paid at origination, and direct costs incurred for the underwriting and origination of automobile finance receivables held for investment are deferred and amortized to interest income over their contractual lives using the interest method. Unamortized amounts are recognized in income at the time that automobile finance receivables are sold or paid in full.

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

Impact of New Accounting Pronouncements

     The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Upon adoption, and as allowed under SFAS 123, the Company plans to elect to adopt SFAS 123's disclosure only alternative and will continue to account for stock-based compensation as prescribed by Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees."

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

2.   AUTOMOBILE FINANCE RECEIVABLES, NET

     ACF, through its subsidiaries, acquires retail installment contracts ("finance contracts") and from April 1994 through August 1995 originated direct finance receivables ("leases") maturing within a range of three to five years. At June 30, 1996, 27%, 22%, and 15%, respectively of automobile finance receivables outstanding were acquired in Georgia, Louisiana and North Carolina, respectively, with the remaining 36% being originated in 29 other states. At June 30, 1997, ____%, ____%, ____% and ____% of automobile receivables outstanding were purchased in Florida, Georgia, Louisiana and North Carolina, respectively, with the remaining ____% being generated in ____ other states. Automobile finance receivables are acquired through the Company's established dealership base to individual consumers with sub-prime credit.

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997



2.   AUTOMOBILE FINANCE RECEIVABLES, NET (CONTINUED)

     For the fiscal years ended June 30, 1995, 1996 and June 30, 1997, separate groups of Dealers with common ownership accounted for _____ %, _____ % and ____% respectively, of the finance contracts and leases acquired or originated by the Company. In addition; for the fiscal year ended June 30, 1995, approximately 20.3%, 19.1%, 16.3% and 15.1% of all automobile finance receivables were purchased in North Carolina, Florida, Louisiana and Georgia, respectively, for the fiscal year ended June 30, 1996, 20.7%, 15.2%, 14.4% and 12.8% of all automobile finance receivables were purchased in Florida, North Carolina, Georgia and Texas and for the fiscal year ended June 30, 1997, approximately ____%, _____ %, _____ % and _____ % of all automobile finance receivables were purchased in the Georgia, Florida, North Carolina and New Jersey, respectively. Independent marketing brokers are engaged by the Company to introduce Dealers in Florida, Louisiana and four other states.

     ACF periodically packages and securitizes, as asset-backed securities, portions of its automobile finance receivables to sell to institutional investors. During the years ended June 30, 1995, 1996 and 1997, the Company securitized $11.93 million, $424.8 million and $ _____ million, respectively, of its automobile finance contracts. For the years ended June 30, 1995, 1996 and 1997, the Company also sold $12.3, $7.8 million and $ _______ million, respectively, of its finance contract receivables in whole loan sales. The Company contracts with a third party agent to perform all servicing for its automobile finance receivables acquired prior to December 31, 1996. Effective in April 1995, the Company entered into a sub-servicing agreement, whereby it performs certain collection functions on designated automobile finance receivables and receives a sub-servicing fee. This servicer is also retained by the purchasers of the asset-backed securitization transactions. Effective January 1, 1997, the Company's wholly owned subsidiary, SST, began servicing its finance contracts as acquired. In May of 1997, the Company transferred servicing on $______ million from its third party servicer to SST, including $______ million of finance contracts in asset-back securitization transactions.

Automobile finance receivables consist of the following:

                                                       Year Ended June 30,
                                                  ----------------------------
                                                      1996            1997
                                                  -------------   ------------
Automobile finance contracts -
          Held for sale                           $ 12,930,864
          Held for investment                       11,426,903
Automobile leases - held for investment             25,991,174
Unearned income on automobile leases                (6,156,486)
Unamortized prepaid insurance and direct costs of
    acquisition, net of deferred acquisition fees        9,451
                                                  ------------
                                                    44,201,906
Less allowance for credit losses                    (3,143,684)
                                                  ------------
                                                  $ 41,058,222
                                                  ============
Weighted average interest rates:
          Finance contracts                              20.10%
                                                  ============
          Leases                                         16.53%
                                                  ============

The Company's expected future minimum lease payments from performing leases to be received as of June 30, 1996 are as follows:

        Year Ending
           June 30                                                  Amount
           -------                                                  ------
            1998                                                 $ 5,549,000
            1999                                                   5,462,000
            2000                                                   4,539,000
                                                                 -----------
                                                                 $17,019,000
                                                                 ===========

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


2.   AUTOMOBILE FINANCE RECEIVABLES, NET (CONTINUED)

     An analysis of the allowance for credit losses follows:

                                                       Year Ended June 30,
                                                 ------------------------------
                                                     1995               1996
                                                 -----------        -----------
Balance, beginning of year                       $   268,194        $ 1,183,988
Provision charged to income                          941,354          3,504,622
Charge-offs                                          (25,560)        (1,544,926)
                                                 -----------        -----------
Balance, end of year                             $ 1,183,988        $ 3,143,684
                                                 ===========        ===========

     As of June 30, 1995 and 1996, substantially all automobile finance receivables are pledged as security under the Company's warehouse credit facilities.

     At June 30, 1996 and 1997, the estimated fair value of the Company's automobile finance receivables held for sale approximated $13.5 million and $_____ million, respectively, which is $931,000 and $ ________ respectively, in excess of book value. The estimated fair values of the Company's automobile finance receivables held for investment at June 30, 1996 and 1997 approximated their book values of $28.6 million and $ ______ million, respectively.

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

     An analysis of the retained interests in securitized receivables follows (in thousands):

                                                         Year Ended June 30,
                                                     --------------------------
                                                       1996              1997
                                                     --------          --------
Balance, beginning of year                           $ 23,985          $ 70,243
Additions                                              56,749            14,738
Amortization                                           (2,991)           (2,651)
Write-downs                                            (7,500)          (31,000)
                                                     --------          --------
Balance, end of year                                 $ 70,243          $ 51,330
                                                     ========          ========

     The estimated fair values of the Company retained interests in securitized receivables at June 30, 1996 and 1997 approximated their book values of $70.2 million and $51.3 million, respectively.

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


4.   WAREHOUSE AND OTHER CREDIT FACILITIES

     [ACF has two separate two-year Loan and Security agreements with III Finance Ltd. ("III Finance"), (the "Auto Agreements") whereby, as borrower, it may borrow, in total, the lesser of $100,000,000 or the sum of the outstanding principal amount of auto finance contracts or leases, as defined, for the purpose of financing auto finance contracts or leases in accordance with ACF's underwriting guidelines. Interest is charged at the annual rate of the one-month LIBOR plus 4.0%, adjusted monthly. As of June 30, 1995 and 1996, amounts outstanding under the Auto Agreements were $______________ and $___________, respectively, and the applicable interest rate was 10.0625% and 9.4805%, respectively. The Auto Agreements expire in November 1997.]

     Principal payments are made monthly in an amount equal to principal payments received from the underlying collateral. Prepayments of principal occurs when the Company securitizes and sells the underlying collateral. Interest payments are made quarterly in arrears and on the date of any principal prepayments on the unpaid principal amount of each finance contract or lease made in accordance with the Auto Agreements.

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

     Under the Auto Agreements and the Title I Agreement, ACF and the Company may also borrow funds to sell 90- day Eurodollar futures contracts as a hedge against interest rate fluctuations. At June 30, 1996 and 1997, the Company had no futures contracts outstanding.

     In May 1996, the Company secured an additional warehouse credit facility with Greenwich Capital Markets, Inc., [a subsidiary of Long Term Credit Bank of Japan (which has recently entered into an agreement to sell Greenwich Capital Markets, Inc. to NatWest Markets) ("Greenwich Capital")] for $100.0 million, which will provide the Company with additional flexibility to purchase greater volumes of receivables or warehouse automobile receivables for longer periods. The facility was secured primarily by the Company's finance contracts and had an interest rate of the one-month LIBOR plus 3.0% (8.4805% at June 30, 1996), adjusted monthly. Principal payments were made to the extent that principal was paid on the underlying collateral, and were required to be made if the underlying collateral did not meet certain specified conditions. Prepayment of principal is not permitted, except in connection with securitization transactions and whole loan sales. The Company's ability to continue to borrow under this facility is dependent on its compliance with the terms thereof, including the maintenance by the Company of certain minimum capital levels. As of June 30, 1996, the Company had approximately $100.0 million of borrowings available through this facility. This facility expired in May 1997.

4.   WAREHOUSE AND OTHER CREDIT FACILITIES (CONTINUED)

     Additionally, the Company has a commitment from Greenwich Capital to purchase and securitize up to $533.0 million of the Company's finance contract acquisitions until the commitment is filled, subject to customary conditions. As of June 30, 1997, three securitizations aggregating $307.0 million were completed pursuant to the securitization commitment. The Credit Agreement expired in May 1997 and was at an interest rate of 15.0% or LIBOR plus 9.0% determined by the Company at the time of borrowing. As of June 30, 1996, and 1997 the Company had $5.0 million and $0.0 million available under the Credit Agreement. [expand footnote for 5/23/97}.

5.   NOTES PAYABLE

     [The Company has entered into several two-year Loan and Security Agreements (the "Financing Agreements") with III Finance, whereby, it may borrow the lesser of an aggregate amount of $66.4 million or the maximum borrowing base, as defined under the Financing Agreements. As of June 30, 1995 and 1996, the
Company had notes payable aggregating $ ____________ and $ __________ , respectively (which approximates their fair value) and related interest payable of

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


$_____________ and $ __________ , respectively, under the Financing Agreements. The notes bear interest at 12.0% per annum and are secured by certain of the Company's retained interests in securitized receivables with carrying values aggregating approximately $ ________ million and $ ________ million at June 30, 1995 and 1996, respectively, which approximates their fair value. As of June 30, 1996, the Company had $ ______ million available under the Financing Agreements. These Financing Agreements expire at varying dates from December 1996 through June 1998.]

6.   SUBORDINATED DEBENTURES

     On May 23, 1997, the Company sold $21.3 million subordinated debentures (the "Debentures") for $20.0 million. The debenture is convertible into 8% non-voting preferred stock (the "Preferred Shares") of the Company on a common share equivalent basis equal to $2.0 per common share. The Debenture is for a term of seven years and carries a coupon rate of twelve percent (12%) per annum. Approximately [$15.1] million of the proceeds of the Debenture were utilized to repay existing debt. The Debenture and the Preferred Shares, into which the Debenture is convertible, are redeemable ar any time by the Company for cash or by the folder for cash; however, if the redemption is requested by the holder, the Company at its election may pay the redemption price in the form of common stock. In the event the Debentures are redeemed for any reason, in addition to the redemption price, warrants shall be issued to the holder which are exercisable for that number of Preferred Shares into which the redeemed Debentures were convertible. If Preferred Shares are redeemed at the option of the Company, the Company must issue to the holder warrants to acquire an equivalent number of shares of common stock ar an aggregate purchase price equal to the redemption price paid by the Company. All warrants will expire at the original stated maturity date of the Debenture.

     In May 1996, the Company entered into a one year $5.0 million revolving credit agreement with Greenwich Capital (the "Credit Agreement") at an annual interest rate of 15.0% or LIBOR plus 9% determined by the Company at the time of borrowing. As of June 30, 1996, the Company had no borrowing under the Credit Agreement. During the year ended June 30, 1997, the Company borrowed $5.0 million at LIBOR plus 9% (14% as of June , 1997). On June , 1997, the Company paid down $1.0 million under the Credit Agreement and entered into a new agreement with Greenwich Capital for the remaining $4.0 million outstanding. The Company will repay $2.0 million of the adjusted balance under the revolving credit facility proportionately (pari passu) with principal payments made on the balances of the Debentures and certain notes payable aggregating $41.3 million. The term of the loan was extended for four years from the date of closing of the Debenture and the interest rate decreased to 12.0% per annum, payable monthly. Early repayment for the other $2.0 million under the revolving credit facility is permitted if Greenwich provides for lowering the strike price on warrants issued to them by the Company from $6.50 to as low as $4.00, contingent on achieving certain levels of auto loan servicing placed by Greenwich with the Company.


7.   COMMITMENTS AND CONTINGENCIES

     The Company leases its office space and certain of its office equipment under noncancelable operating leases. The Company also has subleased certain of its office space and offsets its rent expense by the amount collected under the subleases.

           The Company's minimum rental payments as of June 30, 1996 are:

Year Ending                     Gross             Sub-lease             Net
  June 30,                      Amount              Amount             Amount
-----------                  ------------        ------------        -----------
   1998                         2,882,000            (637,000)         2,245,000
   1999                         2,249,000            (371,000)         1,878,000
   2000                         1,040,000                  --          1,040,000
   2001                           977,000                  --            977,000
   2002
Thereafter                      3,916,000                  --          3,916,000
                             ------------        ------------        -----------

                             $ 14,001,000        $ (1,642,000)       $12,359,000
                             ============        ============        ===========

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has employment agreements with several of its key employees and officers which expire at various times through July 1, 2001. Under the terms of these agreements, the Company is obligated to pay minimum annual payments of $1.7 million, $1.4 million and $400,000, respectively, during each of the years ending June 30, 1998 through June 30, 2001. In addition to the minimum payments, the Company is further obligated to pay incentive bonuses based on its earnings, as defined in the respective agreements.

     In December 1995, the Company entered into a commitment to sell $175.0 million of sub-prime automobile finance contracts to be resold as asset-backed securities through an Owner Trust Agreement (the "Agreement"). During the years ended June 30, 1996 and 1997, the Company sold approximately $97.8 million and $50.6 million, respectively of automobile receivables into this facility. In October 1996, it was determined that the finance contracts underlying the securities were not performing in accordance with the levels required under the Agreement. This event terminated the Company's remaining commitment of $26.6 million (as of that date, the Company had sold $148.4 million of finance contracts of the $175.0 million total commitment).

     In connection with securitization transactions, the Company enters into pooling and servicing agreements. The agreements require the Company to increase its cash contribution to the underlying trusts when the delinquencies and default rates increase to certain levels defined in certain agreements. As delinquencies and/or default rates increase or decrease, the Company's obligation varies. For the year ended June 30, 1996, the Company paid additional contributions to the trusts of approximately $2.3 million and, $2.4 million, respectively.

     On April 28, 1996, a complaint was filed against the Company in the United States District Court for the Southern District of New York alleging that the complainant was entitled to certain fees under a finder's agreement entered into with the Company on January 2, 1996 (the Complaint). The amounts alleged to be due were in connection with the Company's private placement of $92 million of asset-backed securities in March 1996. On July 3, 1996, the complaint was amended (the "Amended Complaint") to include fees allegedly due under the finder's agreement in connection with a series of financing arrangements entered into by the Company and in connection with a potential sale of common stock of the Company. The complainant seeked damages of $21.0 million plus interest and punitive damages of at least $545,000 together with costs, attorneys' fees and such other relief as the court deemed appropriate. On January 8, 1997, the United States District Court for the Southern District of New York denied Plaintiffs Attachment Motion and its cross motion for partial summary judgement. The Company's Motion to Dismiss was granted with respect to certain claims for relief made by the Plaintiff. In accordance with the procedures set by the court, both parties have submitted their direct cases in writing and the remainder of the trial was set for late May 1997. [On May 19, 1997, a judgement of $650,000 was entered in favor of the complainant. The Company subsequently filed a counter claim seeking relief for attorney's fees paid in defending the Complaint. In August 1997, the Company agreed to a settlement amount of $50,000 from the complainant versus incurring additional costs to defend the counter claim.]

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

     The Series B preferred stock provided for the accrual of no dividends until the first anniversary date of its issuance. Dividends accrued at an annual rate of 10%, payable quarterly, which commenced October 1, 1994. The Series B preferred stock was cumulative, nonvoting and non redeemable; however, ACFG had the option, upon 30 days notice to, redeem all or part of the outstanding Series B preferred stock at its liquidation value of $10,000 per share. During the year ended June 30, 1995, the Company paid cash Series B preferred stock dividends of $194,198 and retired its Series B preferred stock at its redemption value of $2,452,678.

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

     In February, 1996 the Company issued $9,200,000 of Series C convertible preferred stock under Regulation S of the Securities Act of 1933. The Series C preferred stock is convertible into common stock of the Company at the lower of $6.425 per share of common stock or 85% of the fair market value of the common stock at the time of conversion. The Company can redeem the Series C preferred stock upon conversion at the fair market value of the common stock into which such Series C preferred stock is convertible. The Series C preferred stock has an 8% annual dividend payable in common stock at the time of conversion. The Series C preferred stock is automatically converted into common stock on the third anniversary of its issuance. For purposes of computing earnings per share, the Series C preferred stock is deemed to be a common stock equivalent, and as such is included in the weighted average common and common equivalent shares outstanding. The Company also issued warrants to the placement agent to purchase 114,553 shares of common stock of the Company at a price of $6.425 per share, which expire five years from their issuance date. None of these warrants were exercised as of June 30, 1997. During the year ended June 30, 1996, the Company redeemed 88 Series C preferred shares for $1.1 million and converted 307 Series C preferred shares into 679,114 shares of common stock. During the year ended June 30, 1997, the Company converted 419 shares of Series C Preferred Stock into 2,221,259 shares of Common Stock. In July 1996, the Company purchased 80,000 shares of common stock from a former executive officer of the Company, who is currently the CEO of SST,

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


for $340,000. These shares were re-issued in connection with the conversion of preferred stock to common stock. In connection with the issuance of the Debenture, the Company has reserved 21, 333.33 shares of Preferred Stock and designated them as Series D. As of June 30, 1997, no shares have been issued under the Series D.

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

     The stock options are immediately vested or are subject to vesting over a three year period. Activity of the Option Plan is summarized as follows:

                                                                    Plan
                                            1994         1996       Total
                                         ----------    -------   ----------
Granted                                     945,000    309,163    1,254,163
Terminated                                 (105,000)        --     (105,000)
                                         ----------    -------   ----------
Outstanding at June 30, 1996                840,000    309,163    1,149,163
                                         ==========    =======   ==========
Exercisable at June 30, 1996                783,333         --      783,333
                                         ==========    =======   ==========

     In connection with the Greenwich Capital facilities, the Company granted warrants to Greenwich Capital to purchase 1,116,335 shares of common stock at an exercise price of $6.50 per share (subject to adjustment). The warrants vest at the occurrence of various events relating to the facilities. As of June 30, 1996, [675,526]warrants are exercisable and [217,542]of the remaining non-vested warrants vest over the remaining securitization commitment and [223, 267] warrants will remain unvested.

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

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


9.   EARNINGS PER SHARE(CONTINUED)

     The components of the Company's earnings per share of common and common equivalent share are as follows:

                                                                            Year Ended June 30,
                                                                  ------------------------------------
                                                                     1995         1996         1997
                                                                  ----------   ----------   ----------
Primary earnings per share:
 Historical basis:
             Net income available, as adjusted                    $1,079,423   $9,288,615
                                                                  ==========   ==========
          Net income per common and common
             equivalent share                                     $     0.09   $     0.65
                                                                  ==========   ==========

            Weighted average common shares                        12,641,878   12,969,500
            Weighted average common equivalent shares                  9,968    1,359,130
                                                                  ----------   ----------
            Weighted average common and common
               equivalent shares                                  12,651,846   14,328,630
                                                                  ==========   ==========

   Pro forma basis:
            Net income available to common stockholders           $1,605,529          N/A          N/A
                                                                  ==========   ==========   ==========
            Net income per common and common
               equivalent share                                   $     0.12          N/A          N/A
                                                                  ==========   ==========   ==========

            Weighed average common shares                         12,886,319          N/A          N/A
            Weighted average common equivalent shares                 32,917          N/A          N/A
                                                                  ----------   ----------   ----------
            Weighted average common and common
               equivalent shares                                  12,919,235          N/A          N/A
                                                                  ==========   ==========   ==========

   Fully diluted earnings per share:
        Historical basis:
            Net income available, as adjusted                     $1,079,423   $9,288,615
                                                                  ==========   ==========
            Net income per common and common
               equivalent share                                   $     0.08   $     0.61
                                                                  ==========   ==========

            Weighted average common shares                        13,081,631   14,862,263
            Weighted average common equivalent shares                 10,661      328,430
                                                                  ----------   ----------
            Weighted average common and common
               equivalent shares                                  13,092,292   15,190,693
                                                                  ==========   ==========

        Pro forma basis:
            Net income available to common stockholders           $1,605,529          N/A          N/A
                                                                  ==========   ==========   ==========
            Net income per common and common
               equivalent share                                   $     0.11          N/A          N/A
                                                                  ==========   ==========   ==========

            Weighted average common shares                        14,776,844          N/A          N/A
            Weighted average common equivalent shares                 35,887          N/A          N/A
                                                                  ----------   ----------   ----------
            Weighted average common and common
               equivalent shares                                  14,812,731          N/A          N/A
                                                                  ==========   ==========   ==========


10.  RELATED PARTY TRANSACTIONS

     For the year ended June 30 1995, the Company provided consulting, financial and structuring services to an affiliated entity of one of its then significant stockholders. In connection with these engagements, the Company earned and $275,000 for the year ended June 30, 1995. For the years ended June 30, 1996 and 1997 and none of these services were provided.

     During the year ended June 30, 1996, the Company recorded a valuation allowance of $600,000, the full amount on a note receivable it received in connection with the sale of certain retained interests in securitized receivables. The note

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


10.  RELATED PARTY TRANSACTIONS (CONTINUED)


accrued interest ar 8.5% per annum and matures in August 2000. The Company has filed a claim in the Bankruptcy filing of the debtor and as of June 30, 1997 has [need working from Skadden Arps].

     The Company had a consulting agreement with another significant stockholder whereby it provided advisory services to the Company for the development, implementation and marketing of consumer product lines. In connection with this agreement, the Company paid approximately $ _________ and $350,000 to such stockholder during the year ended June 30, 1995. This agreement was canceled effective April 6, 1995.

     In March 1996, the Company entered into a consulting agreement (the "Consulting Agreement") with Whitehall Financial Group, Inc. ("Whitehall"), whereby Whitehall was engaged to provide consulting services to the Company relating to operations, management, financing and marketing. The Consulting Agreement was renewed or its anniversary date of on February 5, 1997, for an additional one-year term and provides an annual fee to Whitehall of $300,000 (subject to adjustment in certain circumstances) plus reasonable and necessary expenses. For the year ended June 30, 1996 and 1997, the Company incurred an expense of $125,000 and [$300,000], respectively, under the Consulting Agreement.

11.  INCOME TAXES

     At June 30, 1997, the Company had a federal net operating loss carryforward of approximately [$34.0] million which will expire no sooner than September 30, 2005. Future utilization of approximately [$30.0] million of the total net operating losses are subject to an annual limitation under Section 382 of the Internal Revenue Code. The Company has recorded a deferred tax asset relating to the future benefit of the carryforward. As discussed in the summary of significant accounting policies, the Company underwent a quasi-reorganization in 1992. Accordingly, any benefit relating to the use of [$1.8] million of the
Section 382 loss carryforward generated prior to the quasi-reorganization will be reflected as an adjustment to stockholders' equity. A full valuation allowance has been established against this [$1.8] million Section 382 loss carryforward.

     The Company's income tax provisions consist of the following:

                                                     Year Ended June 30,
                                           ------------------------------------
                                              1995         1996         1997
                                           ----------   ----------   ----------
Current provision
    Federal                                $       --   $       --
    State and local                           221,484    1,553,988
                                           ----------   ----------
      Total current                           221,484    1,553,988
                                           ----------   ----------
Deferred (benefit) provision
    Federal                                 1,475,000    5,639,763
    State and local                            71,540      278,271
                                           ----------   ----------
      Total deferred                        1,546,540    5,918,034
                                           ----------   ----------
        Total provision for income taxes   $1,768,024   $7,472,022
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

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


                                                             June 30,
                                                  ------------------------------
                                                      1996              1997
                                                  ------------      ------------
 Liabilities:
   Securitization transactions                    $ 17,628,762
   Leases                                              534,990
                                                  ------------
       Total deferred tax liability                 20,163,752
                                                  ------------
Assets:
   Net operating loss carryforward                  11,956,095
   Allowance for credit losses                       1,236,491
   State taxes                                         193,375
   Rent expense                                        130,217
                                                  ------------
       Total deferred tax asset                     13,516,178
                                                  ------------
   Valuation allowance                                (661,000)
                                                  ------------
       Net deferred tax asset                       12,855,178
                                                  ------------
Net deferred tax liability                        $  7,308,574
                                                  ============

11.  INCOME TAXES (CONTINUED):

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                           Year Ended June 30,
                                                         ----------------------
                                                         1995     1996     1997
                                                         ----     ----     ----
  Statutory federal rate                                    4%      35%
State taxes, net of federal benefit                         2%       7%
Permanent difference resulting from charge for
   release of Escrowed shares                               0%       2%
Warrants                                                             1%
Other                                                       2%      --
                                                         ----     ----
                                                            8%      45%
                                                         ====     ====

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized financial data is as follows (dollars in thousands, except for per share amounts):

                                                                                 Quarter Ended
                                      ----------------------------------------------------------------------------------------------
                                      Sept. 30,     Dec. 31,     March 31,   June 30    Sept. 30,   Dec. 31,   March 31,    June 30,
                                        1995         1995         1996         1996       1996       1996        1997         1997
                                       -------      -------      -------     -------     -------    -------     -------     -------
Revenues                               $ 9,158      $ 9,405      $13,064     $14,700
                                       -------      -------      -------     -------
Interest expense                         2,124        2,459        2,723       2,784
Other expenses                           3,386        3,720        5,824       6,547
                                       -------      -------      -------     -------
Total expenses                           5,511        6,179        8,547       9,331
                                       -------      -------      -------     -------

Net income before income taxes           3,647        3,227        4,517       5,369
Provision for income taxes               1,641        1,384        1,988       2,460
                                       -------      -------      -------     -------

Net income                             $ 2,006      $ 1,844      $ 2,529     $ 2,909
                                       =======      =======      =======     =======
Net income available to shareholders   $ 2,006      $ 1,844      $ 2,529     $ 2,768
                                       =======      =======      =======     =======
Net income per common share:
          Primary                      $  0.15      $  0.13      $  0.17     $  0.19
                                       =======      =======      =======     =======
          Fully Diluted                $  0.14      $  0.12      $  0.16     $  0.18
                                       =======      =======      =======     =======

                     The Aegis Consumer Funding Group, Inc.

                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 1995, 1996 and 1997


     The quarters ended December 31, 1995, March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 included write-downs on retained interests in securitized receivables of $1.5 million, $2.5 million,$3.5 million $2.0 million and $29.0 million, respectively.

     The quarter ended June 30, 1996, included a non-cash charge of $807,000 from the release of escrowed shares which was offset by an increase in paid-in-capital. There was no impact on total stockholders' equity as a result of the escrow share release and the resultant non-cash charge.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest and income taxes paid during the year were as follows:

                                             Year Ended June 30,
                            ----------------------------------------------------
                                1995                1996                1997
                            ------------        ------------        ------------
Interest ...........        $  4,098,195        $ 10,369,296
                            ============        ============
Income taxes .......        $  1,070,513        $    141,623
                            ============        ============