Form 10-K/A
period 1997-06-30
AEGIS CONSUMER FUNDING GROUP INC; BRILL RADIO INC; BMC HOLDINGS LLC; BRILL MEDIA MANAGEMENT INC; BRILL NEWSPAPER INC; CADILLAC NEWSPAPER INC; CENTRAL MICHIGAN DISTRIBUTION CO INC; CENTRAL MICHIGAN NEWSPAPERS INC; CENTRAL MISSOURI BROADCASTING INC; CMB II INC
filed 1998-08-12
CIK 932278, 320046, 1052572, 1052659, 1052674, 1052676, 1052679, 1052681, 1052683, 1052685

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

Signature                         Title                    Date

s/Matthew B. Burns
- ----------------------  Chief Executive Officer         November 19, 1997
Matthew B. Burns


s/Dina L. Penepent
- ---------------------   Chief Financial Officer,        November 19, 1997
Dina L. Penepent          Executive Vice President,
                          Secretary, Principal
                          Financial and
                          Accounting Officer

s/Felice Cutler
- ---------------------   Director                        November 19,  1997
Felice Cutler


s/Carl Frischling
- ---------------------   Director                        November 19, 1997
Carl Frischling


s/Paul Fitzpatrick
- ---------------------   Director                        November 19, 1997
Paul Fitzpatrick

s/Angelo R. Appierto
-----------------------   Director                        November 19, 1997
Angelo R. Appierto